Form 10-Q
period 2015-09-30
NorthStar Realty Europe Corp.
filed 2015-12-03
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number: 001-37597
NORTHSTAR REALTY EUROPE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	32-0468861 (IRS Employer Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 63,005,391 shares outstanding as of November 30, 2015.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
risks inherent in a spin-off, including those related to the capital resources required to protect against business risks, legal risks and risks associated with the accounting treatment of a spin-off transaction;

•	risks associated with operating as an independent public company and loss of certain benefits associated with being owned as part of a larger company;

•	our rapid growth and relatively limited experience investing in Europe;

•	the ability of NorthStar Asset Management Group Inc., or NSAM, to scale its operations in Europe to effectively manage our growth;

•	our ability to realize the anticipated benefits of the spin-off (refer to our Financial Statements in this Form 10-Q);

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	access to debt and equity capital and our liquidity;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	the unknown impact of the potential default and/or exit of one or more countries within the European Union;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•
our performance pursuant to a long-term management contract with an affiliate of NSAM, as our manager, and being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by our manager among us and our manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•
the effectiveness of our portfolio management techniques and strategies, including our reliance on third parties and the potential loss and/or liability arising as a result of our relationships with such third parties;

•	the impact of adverse conditions affecting a specific property type in which we have investments, such as office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income of our properties, or NOI;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	future changes in foreign, federal, state and local tax law that may have an adverse impact on the cash flow and value of our investments;

•	our ability to effectively structure our investments in a tax efficient manner, including for foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

•
potential devaluation of foreign currencies, predominately the Euro, relative to the U.S. dollar due to quantitative easing and/or other factors which could cause the U.S. dollar value of our investments to decline;

•	general foreign exchange risk associated with properties located in European countries located outside of the Eurozone, including the United Kingdom and Sweden;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	competition for qualified personnel and NSAM’s ability to hire and retain key personnel to manage us effectively;

•	the impact of damage to our brand and reputation resulting from internal or external causes;

•
the lack of historical financial statements for properties we may acquire in compliance with U.S. Securities and Exchange Commission, or SEC, requirements and U.S. generally accepted accounting principles, or U.S. GAAP, as well as the lack of familiarity of our tenants and third-party service providers with such requirements;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•
the historical combined consolidated financial statements included in this Form 10-Q not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flow would have been had we operated as an independent public company during the periods presented;

•	our status as an emerging growth company; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC including our Registration Statement on Form S-11, as amended (333-205440), under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Cash (refer to Note 11)	$97,574	$2,100
Restricted cash	10,285	5,277
Operating real estate, net	2,168,435	54,896
Receivables	13,009	740
Unbilled rent receivable	3,779	264
Derivative assets, at fair value	23,837	1,080
Deferred costs and intangible assets, net	292,477	36,006
Assets of properties held for sale	13,887	—
Other assets	32,451	61,658
Total assets	$2,655,734	$162,021
Liabilities
Mortgage and other notes payable, net	$1,515,205	$77,660
Senior notes	340,000	—
Accounts payable and accrued expenses	37,479	1,698
Derivative liabilities, at fair value	3,428	—
Other liabilities	101,244	2,589
Total liabilities	1,997,356	81,947
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 7)	1,461	—
Equity
NorthStar Realty Europe Corp. equity	655,798	79,016
Non-controlling interests	1,119	1,058
Total equity	656,917	80,074
Total liabilities and equity	$2,655,734	$162,021

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Dividends Data)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	NorthStar Europe Period		Prior Owner Period	NorthStar Europe Period		Prior Owner Period
		September 16, to September 30,	July 1 to September 15,		September 16 to September 30,	January 1 to September 15,
	2015	2014(1)	2014(1)	2015	2014(1)	2014(1)
Revenues
Rental and escalation income	$42,178	$199	$1,981	$75,922	$199	$7,162
Other revenue	423	40	365	493	40	1,290
Total revenues	42,601	239	2,346	76,415	239	8,452
Expenses(2)
Real estate properties - operating expenses	10,508	135	901	16,739	135	3,113
Interest expense	14,567	—	1,033	21,391	—	3,486
Transaction costs	21,619	4,311	—	109,743	4,311	—
Other expenses	2,533	—	—	5,332	—	—
General and administrative expenses	899	190	751	2,159	190	4,676
Depreciation and amortization	19,224	147	701	34,845	147	2,294
Total expenses	69,350	4,783	3,386	190,209	4,783	13,569
Other income (loss)
Unrealized gain (loss) on investments and other	(8,951)	—	696	(11,353)	—	2,110
Realized gain (loss) on investments and other	(72)	—	—	(37)	—	—
Income (loss) before income tax benefit (expense)	(35,772)	(4,544)	(344)	(125,184)	(4,544)	(3,007)
Income tax benefit (expense)	3,840	—	—	15,218	—	—
Net income (loss)	(31,932)	(4,544)	(344)	(109,966)	(4,544)	(3,007)
Net (income) loss attributable to non-controlling interests	40	297	—	101	297	—
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(31,892)	$(4,247)	$(344)	$(109,865)	$(4,247)	$(3,007)
Dividends per share of common stock	$0.15	N/A	N/A	$0.15	N/A	N/A
____________________

(1)
The combined consolidated financial statements for the three and nine months ended September 30, 2015 and the period September 16, 2014 to September 30, 2014 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 3); and (ii) an allocation of costs related to the Company. The period January 1, 2014 to September 15, 2014 and July 1, 2014 to September 15, 2014 includes: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European real estate business. As a result, results of operations for the three and nine months ended September 30, 2015 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	Excludes fees that the Company will begin paying from November 1, 2015, in connection with the management agreement with NSAM (refer to Note 1).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	NorthStar Europe Period		Prior Owner Period	NorthStar Europe Period		Prior Owner Period
		September 16, to September 30,	July 1 to September 15,		September 16 to September 30,	January 1 to September 15,
	2015	2014	2014	2015	2014	2014
Net income (loss)	$(31,932)	$(4,544)	$(344)	$(109,966)	$(4,544)	$(3,007)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	502	(1,040)	(540)	34,185	(1,040)	(57)
Total other comprehensive income (loss)	502	(1,040)	(540)	34,185	(1,040)	(57)
Comprehensive income (loss)	(31,430)	(5,584)	(884)	(75,781)	(5,584)	(3,064)
Comprehensive (income) loss attributable to non-controlling interests	(12)	367	—	51	367	—
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp.	$(31,442)	$(5,217)	$(884)	$(75,730)	$(5,217)	$(3,064)

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	NorthStar Europe Period		Prior Owner Period
		September 16 to September 30,	January 1 to September 15,
	2015	2014	2014
Cash flows from operating activities:
Net income (loss)	$(109,966)	$(4,544)	$(3,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,845	147	2,294
Amortization of deferred financing costs	3,290	—	—
Amortization of discount on borrowing	—	—	846
Unrealized (gain) loss on investments and other	11,139	—	(2,110)
Realized (gain) loss on investments and other	37	—	—
Foreign currency loss on deposits included in transaction costs	6,402	—	—
Amortization of capitalized above/below market leases	1,796	5	37
Straight line rental income	(3,477)	(29)	(352)
Deferred income taxes	(17,510)	—	—
Changes in assets and liabilities:
Restricted cash	(6,180)	(263)	1,170
Receivables	(11,125)	(341)	189
Other assets	(7,110)	68	—
Accounts payable and accrued expenses	33,493	772	(1,979)
Other liabilities	15,623	2,754	231
Net cash provided by (used in) operating activities	(48,743)	(1,431)	(2,681)
Cash flows from investing activities:
Acquisition of operating real estate	(1,919,184)	(93,658)	—
Improvements of operating real estate	(1,335)	—	(2,307)
Change in restricted cash	1,049	—	—
Net cash provided by (used in) investing activities	(1,919,470)	(93,658)	(2,307)
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	1,133,845	—	481
Repayment of mortgage notes and other notes payable	—	—	(527)
Proceeds from issuance of Senior Notes	340,000	—	—
Payment of financing costs	(31,305)	—	—
Purchase of derivative instruments	(29,530)	—	—
Net transactions with NorthStar Realty	652,512	114,653	—
Contributions from non-controlling interests	113	—	—
Net cash provided by (used in) financing activities	2,065,635	114,653	(46)
Effect of foreign currency translation on cash	(1,948)	(966)	3,722
Net increase (decrease) in cash	95,474	18,598	(1,312)
Cash—beginning of period	2,100	—	1,350
Cash—end of period	$97,574	$18,598	$38

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note payable upon acquisition	$273,023	$—	$—
Reclassification of other assets to operating real estate	52,245	—	—
Assumption of deferred tax liabilities and corresponding goodwill	31,485	—	—
Reclassification of operating real estate to assets of properties held for sale	13,887	—	—
Contributions from non-controlling interests	1,461	—	—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation and Organization
On October 31, 2015, NorthStar Realty Finance Corp. (“NorthStar Realty”) completed the spin-off of its European real estate business (excluding its European healthcare properties) (“Spin-off”) into a newly-formed publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NorthStar Europe” or the “Company”), a Maryland corporation. NorthStar Europe is a commercial real estate company that invests in a broad spectrum of European commercial real estate with a current focus on office properties and seeks to generate attractive risk-adjusted returns and stable cash flow for distribution to the Company’s stockholders and in turn build long-term franchise value.
The European real estate business contributed by NorthStar Realty upon completion of the Spin-off is comprised of: (i) business activities related to the launch of the European real estate business and the acquisition of a $100 million multi-tenant office complex located in the United Kingdom (the “U.K. Complex”) on September 16, 2014 (“Acquisition Date”), referred to as the NorthStar Europe Predecessor; (ii) other European real estate acquisitions in 2015 primarily comprised of multi-tenant office properties (the “New European Investments”); and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business. All references herein to NorthStar Europe or the Company refer to the European Real Estate Business, unless the context otherwise requires.
On November 2, 2015, the Company listed on the New York Stock Exchange (“NYSE”). Subsequent to the Spin-off, the Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Subsequent to the Spin-off, substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company intends to conduct its operations so as to qualify as a REIT for U.S. federal income tax purposes.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company’s Registration Statement on Form S-11, as amended.
The contribution of the European Real Estate Business to the Company has been determined to be a combination of entities under common control that results in a change in the reporting entity which requires retrospective application to the Company’s financial statements under U.S. GAAP. Accordingly, the operations of the European Real Estate Business of NorthStar Realty transferred to the Company upon the Spin-off are presented as if the transferred business was the business of the Company for periods in which common control was present and at the carrying value of such assets and liabilities recorded in NorthStar Realty’s historical books and records. As a result, the combined consolidated balance sheet as of December 31, 2014 was updated to include items related to the New European Investments, such as cash of $0.5 million, certain deposits of $58.6 million, related foreign exchange loss of $1.1 million and transaction costs incurred of $27.5 million. The cash, deposits paid and transaction costs incurred are recorded as net transactions with NorthStar Realty through equity.
Historically, financial statements of the Company have not been prepared as it has not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to the Company upon completion of the Spin-off. The combined consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 represent the Company prior to the Spin-Off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements will be presented on a consolidated basis.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, the combined consolidated financial statements include activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The three months ended September 30, 2014 include activities of the U.K. Complex from July 1, 2014 to the Acquisition Date and the nine months ended September 30, 2014 include activities of the U.K. Complex from January 1, 2014 to the Acquisition Date.  Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.
The combined consolidated financial statements for the period from the Acquisition Date (“NorthStar Europe Period”) and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expense) based on an estimate of expenses had the Company been run as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM of $0.1 million for the period from Acquisition Date through September 30, 2014 and for the three months ended September 30, 2015 and $0.3 million for the nine months ended September 30, 2015 was recorded for the NorthStar Europe Period as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statement of operations. The Company will begin paying management fees to NSAM on November 1, 2015 in connection with the Company’s management agreement (refer to Note 5).
Principles of Consolidation
The combined consolidated financial statements include the combined accounts of the Company and its consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity.
The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company will evaluate its investments in unconsolidated ventures to determine whether they are a VIE. The Company will analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company records the change in fair value for its share of the projected future cash flow of any such investment from one period to another in equity in earnings (losses) from unconsolidated ventures in the combined consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Estimates
The preparation of combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the combined consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports combined consolidated comprehensive income (loss) in separate statements following the combined consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include foreign currency translation adjustment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate such as escrows for taxes, insurance, capital expenditures, tenant security deposits and payments required under certain lease agreements.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the combined consolidated statements of operations.
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the combined consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.
Identified intangible assets are recorded in deferred costs and intangible assets and identified intangible liabilities are recorded in other liabilities on the combined consolidated balance sheets.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of deferred costs and intangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Intangible assets:
In-place lease value, net	$113,687	$7,892
Above-market lease value, net	51,031	1,603
Below-market ground lease value, net	71,627	24,761
Goodwill	31,485	—
Subtotal intangible assets	267,830	34,256
Deferred financing costs, net	24,501	1,750
Other deferred costs, net	146	—
Total	$292,477	$36,006
Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Other assets:
Investment deposits and pending deal costs	$8,706	$58,647
Deferred tax assets	17,510	—
Prepaid expenses	3,200	2,269
Other	3,035	742
Total	$32,451	$61,658

	September 30, 2015	December 31, 2014
Other liabilities:
Intangible liabilities, net	$44,354	$133
Deferred tax liabilities	31,485	—
Prepaid rent and unearned revenue	16,314	1,210
Tenant security deposits	5,073	250
Other	4,018	996
Total	$101,244	$2,589
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the combined consolidated balance sheets. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers factors including global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in the combined consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of a tenant to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Fair Value
Fair Value Measurement
The Company follows fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities recorded at fair value on its combined consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
As of September 30, 2015 and December 31, 2014, the Company’s recurring financial measurements recorded at fair value were its derivative assets and liabilities. Such derivative instruments are valued using a third-party pricing service. This quotation is not adjusted and is generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, is classified as Level 2 of the fair value hierarchy.
Equity-Based Compensation
Equity-based compensation awards are accounted for using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company will recognize compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company will recognize compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company will recognize compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company will estimate the fair value as if it were two separate awards. First, the Company will estimate the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company will record the compensation expense based on the fair value of the market measure, as described above. This expense will be recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company will record compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
All equity-based compensation is issued to non-employees and will be accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Derivatives

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company uses derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. For derivatives that qualify as a cash flow hedge, the effective portion of the change in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI that relate to the hedge of its floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings. The change in fair value for a derivative that does not qualify as a hedge for U.S. GAAP is recorded in earnings.
The Company’s derivative instruments are recorded on the combined consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP. Therefore, the change in fair value of derivative instruments are recorded in earnings.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the combined consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the combined consolidated statements of operations.
Earnings Per Share
Presentation of earnings per share information (“EPS”) is not applicable as the Spin-off occurred subsequent to the date of the combined consolidated financial statements and all of the Company’s common stock was owned directly by NorthStar Realty prior to then.
Subsequent to the Spin-off, the Company’s basic EPS will be calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS will include restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”)) (refer to Note 6), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and LTIP Units is calculated assuming all units are converted to common stock.
Income Taxes
The Company will elect to be taxed as a REIT with the initial filing of its 2015 tax return and will comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain foreign, state and local taxes and under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. There can be no assurance that these criteria will be met in subsequent periods.
The Company has invested in certain real estate assets in Europe for which local country level taxes will be due. The Company will generally not be subject to any additional U.S. taxes on the repatriation of its earnings.
Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in taxable foreign subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP combined consolidated financial statements and tax basis of assets and liabilities as of the combined consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the combined consolidated statements of operations.
The Company recorded an income tax benefit for the three and nine months ended September 30, 2015 of $3.8 million and $15.2 million, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its combined consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s combined consolidated financial position, results of operations and financial statement disclosures.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s combined consolidated financial position, results of operations and financial statement disclosures.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s combined consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014

Land	$476,115	$—
Buildings and improvements	1,308,034	—
Building leasehold interests and improvements	333,842	51,646
Furniture, fixtures and equipment	225	—
Tenant improvements	72,905	3,767
Subtotal	2,191,121	55,413
Less: Accumulated depreciation	(22,686)	(517)
Operating real estate, net	$2,168,435	$54,896

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2015 (dollars in millions):

Acquisition Date	Name	Primary Description	Primary Location(s)	Purchase Price(1)	Properties	Financing	Equity	Ownership Interest		Transaction Costs
April 2015	SEB Portfolio	Multi-tenant office	United Kingdom, France, Germany	$1,250.4	11	$822.6	$517.8	95%	(2)	$90.0	(4)
April 2015	Internos Portfolio	Office/Hotel/Industrial/Retail	Germany, France, Portugal	209.4	12	102.1	128.2	100%	(3)	20.9	(4)
April 2015	IVG Portfolio	Multi-tenant office	United Kingdom, France, Germany	206.9	15	93.9	126.9	100%	(3)	13.9	(4)
April 2015	Deka Portfolio	Multi-tenant office	Germany	92.3	10	52.6	47.9	100%	(3)	8.2	(4)
July 2015	Trianon Tower	Multi-tenant office	Frankfurt, Germany	629.0	3	371.0	260.7	95%	(2)	4.2
______________________________________

(1)	Includes escrows and reserves and excludes transaction costs and is translated using the currency exchange rate as of September 30, 2015.

(2)
The Company has an approximate 95% equity interest in certain subsidiaries that own the SEB Portfolio and Trianon Tower and is entitled to a 100% allocation of net income (loss) as a result of the allocation formula, as set forth in the governing documents.

(3)	In October 2015, the Company sold an approximate 5% ownership interest in certain subsidiaries that own certain properties in the Internos Portfolio, IVG Portfolio and Deka Portfolio to a third party.

(4)
Includes $27.5 million of transaction costs incurred in the fourth quarter of 2014. Transaction costs incurred in 2015 include $6.4 million of foreign currency related losses on deposits paid in 2014 in connection with the acquisitions in April 2015.

The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the acquisition of the New European Investments that continue to be subject to refinement upon receipt of all information and the final allocation of the purchase price of the assets acquired and liabilities issued and assumed upon the closing of the U.K. Complex (dollars in thousands):

	Preliminary		Final
	New European Investments		U.K. Complex
Assets:
Land and improvements	$485,698		$74
Buildings, leasehold interests and improvements	1,663,590		53,547
Acquired intangibles(1)	250,565		34,063
Other assets acquired	76,252		9,401
Total assets acquired	$2,476,105		$97,085

Liabilities:
Mortgage and other notes payable	$1,213,690	(3)	$—	(3)
Other liabilities assumed(2)	88,005		712
Total liabilities	1,301,695		712
Redeemable non-controlling interest	1,484		—
Total NorthStar Realty Europe Corp. equity	1,172,813		94,940
Non-controlling interests	113		1,433
Total equity	1,172,926		96,373
Total liabilities and equity	$2,476,105		$97,085
______________________________________

(1)	Acquired intangibles primarily includes in-place leases, above-market leases and goodwill.

(2)	Other liabilities assumed primarily includes below-market lease intangibles and deferred tax liabilities.

(3)	Excludes $228.5 million of financing entered into subsequent to acquisition date on the SEB Portfolio (refer to Note 4).

For the nine months ended September 30, 2015, the Company recorded aggregate revenue and net loss of $69.2 million and $96.7 million, respectively, related to the acquisition of the New European Investments. Net loss is primarily related to transaction costs, depreciation and amortization.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents unaudited consolidated pro forma results of operations adjusted for the acquisition of the New European Investments and related borrowings as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual combined consolidated results of operations would have been, nor are they indicative of the consolidated results of operations of the Company in the future (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$44,270	$42,555	$129,015	$128,600
Pro forma net income (loss) attributable to NorthStar Realty Europe Corp.	$(31,849)	$(2,987)	$(107,773)	$(260)

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Borrowings
The following table presents borrowings, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

			September 30, 2015			December 31, 2014
	Final Maturity	Contractual Interest Rate	Principal Amount		Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex	Dec-19	(2)	$75,820		$75,820	$77,660	$77,660
Internos Portfolio	Apr-20	(3)	102,056		102,056	—	—
IVG Portfolio	Apr-20	(3)	93,937	(7)	93,937	—	—
Deka Portfolio	Apr-20	(3)	52,601	(7)	52,601	—	—
SEB Portfolio(4)	Apr-22	(5)	703,408	(7)	702,619	—	—
SEB Portfolio - Preferred(6)	Apr-60	(6)	119,176	(7)	119,176	—	—
Trianon Tower(4)	Jul-23	(8)	371,019	(9)	368,996	—	—
Total mortgage and other notes payable			1,518,017		1,515,205	77,660	77,660
Senior Notes:
Senior Notes	Dec-16	4.625%	340,000		340,000	—	—
Grand Total			$1,858,017		$1,855,205	$77,660	$77,660

____________________________________________________________

(1)	All borrowings are non-recourse to the Company and are interest-only through maturity, subject to compliance with covenants of the respective borrowing.

(2)
Comprised of $61.6 million principal amount of floating rate borrowing at GBP LIBOR plus 2.0%, with a related $61.6 million notional value interest rate cap at 2.0% and $14.2 million of fixed rate borrowing at 8.0%.

(3)
Represents a cross-collateralized borrowing between the IVG Portfolio, Internos Portfolio and Deka Portfolio. Comprised of $209.1 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, with a related $209.1 million notional value interest rate cap at 2.0% and $39.5 million of floating rate borrowing at GBP LIBOR plus 2.7%, with a related $39.5 million notional value interest rate cap at 2.0%.

(4)
In July 2015, the Company borrowed an additional $109.3 million and $89.6 million, related to the SEB Portfolio and Trianon Tower, respectively, which was deemed to be a modification for accounting purposes and as such, the fees paid to the lender of $0.8 million and $2.1 million, respectively, were treated as a discount to such borrowings. The amortization of such fees is included in interest expense in the combined consolidated statements of operations.

(5)
Comprised of $398.4 million principal amount of floating rate borrowing at EURIBOR plus 1.8%, with a related $398.4 million notional value interest rate cap at 0.5%, $287.8 million of floating rate borrowing at GBP LIBOR plus 1.8%, with a related $287.8 million notional value interest rate cap at 2.0% and $17.2 million of floating rate borrowing at STIBOR plus 1.8%.

(6)
Represents preferred equity certificates with a contractual interest rate of 3% per annum through May 2019, which can be prepaid at that time without penalty, which increases to EURIBOR plus 12% through May 2022 and then increases to EURIBOR plus 15% through final maturity.

(7)
Prepayment provisions include a fee based on principal amount ranging from .75% to 1.5% through April 2018 for the Internos Portfolio, the IVG Portfolio and the Deka Portfolio borrowing and .5% to 2.0% through April 2019 for the SEB Portfolio borrowing.

(8)	Comprised of $371.0 million principal amount of floating rate borrowing at EURIBOR plus 1.5%, with a related $371.0 million notional value interest rate cap at 2.0%.

(9)
The Company has the ability to prepay the principal amount in part or in full through May 2019. Any prepayment prior to such date is subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

The carrying value of mortgage and other notes payable approximates fair value as of September 30, 2015 and December 31, 2014, as such amounts bear floating rates of interest. The fair value of the Senior Notes as of September 30, 2015 is approximately $333.2 million which reflects the market price of a similar transaction near September 30, 2015. Such fair value measurements are based on observable inputs or quoted prices for similar liabilities in an active market, and as such, are classified as Level 2 of the fair value hierarchy.
The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Senior Notes
October 1 to December 31, 2015	$—	$—	$—
Years ending December 31:
2016	340,000	—	340,000
2017	—	—	—
2018	—	—	—
2019	75,820	75,820	—
Thereafter	1,442,197	1,442,197	—
Total	$1,858,017	$1,518,017	$340,000

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Senior Notes
In July 2015, the Company issued $340.0 million principal amount of 4.625% senior notes due December 2016 (the “Senior Notes”) for aggregate net proceeds of $331.0 million, after deducting the underwriters’ discount and other expenses. The Senior Notes are senior unsubordinated and unsecured obligations of the Company and NorthStar Realty and NorthStar Realty’s operating partnership guarantee payments on the Senior Notes.  Subject to specified conditions being met, such as public notice at least 60 days prior to maturity, the Company may elect to settle all or part of the principal amount of the Senior Notes in the Company’s common stock in lieu of cash, in which case the number of shares delivered per note will be based on the Company’s common stock prices during a measurement period immediately preceding the maturity date.
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded as net transactions with NorthStar Realty through equity (refer to Note 7).
5.    Related Party Arrangements
NorthStar Asset Management Group Inc.
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs (or causes to be performed) services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. NSAM is not obligated to dedicate any of its executives or other personnel exclusively to the Company, nor to dedicate any specific amounts of time to fulfilling its obligations and NSAM may contract with and provide services to an unlimited number of additional managed companies. The management agreement with NSAM provides for a base management fee and incentive fee.
Base Management Fee
Effective November 1, 2015, the Company will pay an annualized base management fee to NSAM of $14.0 million and the fee will increase subsequent to such date by 1.5% per annum of the sum of:

•	any equity the Company issues in exchange or conversion of exchangeable or stock-settleable notes;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in the Operating Partnership (excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company, if any, in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards beginning the first full calendar quarter after the completion of the Spin-off.

Incentive Fee
NSAM is entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15.0% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.30 per share and up to $0.36 per share; plus

•
the product of: (a) 25.0% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.36 per share;

•	multiplied by the Company’s weighted average shares outstanding for the calendar quarter.
Weighted average shares represents the number of shares of the Company’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Furthermore, if the Company were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between the Company and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at the Company immediately prior to such spin-off.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”).  The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its combined consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to the Company (“NorthStar Europe G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Europe G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses.
In connection with the Spin-off and the related amendments to NorthStar Realty’s management agreement with NSAM, the Company’s obligation to reimburse NSAM for the G&A Allocation and any severance will be shared with NorthStar Realty, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis between the Company and NorthStar Realty.
In addition, the Company, together with NorthStar Realty and any company spun-off from the Company or NorthStar Realty, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that the Company’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, including the Company’s named executive officers, employees, service providers and staff of NSAM during any year. Subject to the foregoing limitation and the limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from the Company or NorthStar Realty, the amount paid by the Company, NorthStar Realty and any company spun-off from the Company or NorthStar Realty will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, the foregoing compensation may be granted in shares of the Company’s restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards. The Company’s equity compensation for each year may be allocated on an individual-by-individual and award-by-award basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%. The Company will also pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.

6.	Equity-Based Compensation
NorthStar Realty Europe Equity Plan
Equity Incentive Plan
In October 2015, the board of directors of the Company adopted the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), which was subsequently approved by the Company’s sole stockholder at the time. The 2015 Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of NorthStar Europe, in the form of restricted shares and other equity based awards such as limited partnership interests in the operating partnership of NorthStar Europe which are structured as profits interests or any combination of the foregoing. Following the completion of the Spin-off, the 2015 Plan is administered by the compensation committee of the board of directors of the Company. The eligible participants in the 2015 Plan include directors, officers, employees, co-employees, consultants and advisors of the Company. No equity awards under the 2015 Plan were issued prior to the Spin-off.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NorthStar Realty Equity Plans
In addition, as part of the Spin-off, existing awards of NorthStar Realty were adjusted to reflect the impact of the Spin-off and relate to shares of the Company’s common stock in the same ratio as provided to the common stockholders of NorthStar Realty. The following summarizes the various equity-based compensation plans of NorthStar Realty:
Omnibus Stock Incentive Plan
In September 2004, the board of directors of NorthStar Realty adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further adopted by the board of directors of NorthStar Realty on April 18, 2012 and approved by the stockholders on May 24, 2012 (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of NorthStar Realty, in the form of restricted shares and other equity based awards such as limited partnership interests in the operating partnership of NorthStar Realty which are structured as profits interests or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of NorthStar Realty.
Incentive Compensation Plan
In July 2009, the compensation committee of the board of directors (the “Committee”) of NorthStar Realty approved the material terms of an Incentive Compensation Plan for NorthStar Realty’s executive officers and other employees (the “Incentive Compensation Plan”). Under the Incentive Compensation Plan, a potential incentive compensation pool was established each calendar year. The size of the incentive pool was calculated as the sum of: (a) 1.75% of NorthStar Realty’s “adjusted equity capital;” and (b) 25.0% of NorthStar Realty’s adjusted funds from operations, as adjusted, above a 9.0% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals to be divided into ranges of performance, each of which will correspond to a payout level equal to a percentage of a participant’s pool allocation for such component. NorthStar Realty has issued equity-based compensation under the Incentive Compensation Plan in each consecutive year since 2009.

7.	Equity
The following table presents a rollforward of equity for the NorthStar Europe Period and the Prior Owner Period from January 1, 2014 to September 15, 2014 (dollars in thousands):

Prior Owner Period
Balance as of December 31, 2013	$23,584
Net income (loss)	(3,007)
Other comprehensive income (loss)	(57)
Balance as of September 15, 2014	$20,520
NorthStar Europe Period
Balance as of September 16, 2014	$—
Net income (loss) attributable to NorthStar Europe	(33,631)
Other comprehensive income (loss) attributable to NorthStar Europe	(4,336)
Net transactions with NorthStar Realty	116,983
Non-controlling interest	1,058
Balance as of December 31, 2014	80,074
Net income (loss) attributable to NorthStar Europe	(109,865)
Other comprehensive income (loss) attributable to NorthStar Europe	34,135
Net transactions with NorthStar Realty	652,512
Non-controlling interests	61
Balance as of September 30, 2015 (unaudited)	$656,917
Net transactions with NorthStar Realty represent contributions or distributions related to the operating activities between the Company and NorthStar Realty, which includes certain non-cash activity.
Non-controlling interests represent equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the non-controlling interests for the NorthStar Europe Period for the period from September 16, 2014 to September 30, 2014 was $0.3 million and for the three and nine months ended September 30, 2015 was net loss of an immaterial amount and $0.1 million, respectively.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder can redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity, due to the redemption option.

8.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage interest rate and currency risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest and currency rate swap, cap and foreign currency forward agreements. The primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Number	Notional Amount	Fair Value Net Asset (Liability)	Range of Fixed LIBOR / EURIBOR / STIBOR	Range of Maturity
As of September 30, 2015:
Interest rate caps	7	$1,367,525	$23,837	0.50% - 2.00%	October 2015 - July 2023
Foreign currency forwards	3	144,015	(3,428)	N/A	November 2015 - August 2017
Total	10	$1,511,540	$20,409

As of December 31, 2014:
Interest rate cap	1	$63,099	$1,080	2.00%	January 2020
The change in number and notional amount of derivative instruments from December 31, 2014 relates to derivatives entered into in connection with the New European Investments. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2015 and December 31, 2014.
The following table presents the fair value of derivative instruments, as well as their classification on the combined consolidated balance sheets, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Balance Sheet	September 30, 2015	December 31, 2014
	Location
Interest rate caps	Derivative assets	$23,837	$1,080
Foreign currency forwards	Derivative liabilities	$3,428	$—
The following table presents the effect of derivative instruments in the combined consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended September 30,			Nine Months Ended September 30,
		NorthStar Europe Period		Prior Owner Period(1)	NorthStar Europe Period		Prior Owner Period(1)
			September 16, to September 30,	July 1 to September 15,		September 16 to September 30,	January 1 to September 15,
		2015	2014	2014	2015	2014	2014
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps/swaps	Unrealized gain (loss) on investments and other	$(9,576)	$—	$696	$(7,821)	$—	$2,110
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	825	—	—	(3,428)	—	—
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	(214)	—	—	(214)	—	—
____________________________________________________________

(1)	During the Prior Owner Period, there were interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.

9.	Commitments and Contingencies
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Segment Reporting
The Company currently conducts its business through the following two segments, based on how management reviews and manages its business:

•
Real Estate - The European commercial real estate business is currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe.  The Company acquired its first real estate investment in in September 2014.

•	Corporate - The corporate segment includes corporate level interest expense and general and administrative expenses.
The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	NorthStar Europe Period										Prior Owner
	Three Months Ended September 30, 2015					Period from September 16, 2014 to September 30, 2014					Period from July 1 to September 15, 2014
Statement of Operations:	Real Estate		Corporate		Total	Real Estate		Corporate		Total	Real Estate	Corporate		Total
Rental and escalation income	$42,178		$—		$42,178	$199		$—		$199	$1,981	$—		$1,981
Interest expense	9,162		5,405		14,567	—		—		—	1,033	—		1,033
Income (loss) before income tax benefit (expense)	(29,908)	(1)	(5,864)	(2)	(35,772)	(4,411)	(3)	(133)	(4)	(4,544)	346	(690)	(4)	(344)
Income tax benefit (expense)	3,840		—		3,840	—		—		—	—	—		—
Net income (loss)	(26,068)		(5,864)		(31,932)	(4,411)		(133)		(4,544)	346	(690)		(344)
___________________________________
(1)    Primarily relates to depreciation and amortization expense of $19.2 million and transaction costs related to the New European Investments of $21.6 million.
(2)    Includes an allocation of general and administrative expenses from NSAM of $0.4 million.
(3)     Primarily relates to transaction costs related to the U.K. Complex of $4.3 million.

(4)	Represents an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

	NorthStar Europe Period										Prior Owner
	Nine Months Ended September 30, 2015					Period from September 16, 2014 to September 30, 2014					Period from January 1 to September 15, 2014
Statement of Operations:	Real Estate		Corporate		Total	Real Estate		Corporate		Total	Real Estate	Corporate		Total
Rental and escalation income	$75,922		$—		$75,922	$199		$—		$199	$7,162	$—		$7,162
Interest expense	15,986		5,405		21,391	—		—		—	3,486	—		3,486
Income (loss) before income tax benefit (expense)	(113,977)	(1)	(11,207)	(2)	(125,184)	(4,411)	(3)	(133)	(4)	(4,544)	1,434	(4,441)	(4)	(3,007)
Income tax benefit (expense)	15,218		—		15,218	—		—		—	—	—		—
Net income (loss)	(98,759)		(11,207)		(109,966)	(4,411)		(133)		(4,544)	1,434	(4,441)		(3,007)
___________________________________
(1)    Primarily relates to depreciation and amortization expense of $34.8 million and transaction costs related to the New European Investments of $109.7 million.
(2)    Includes an allocation of general and administrative expenses from NSAM of $1.7 million.
(3)     Primarily relates to transaction costs related to the U.K. Complex of $4.3 million.

(4)	Represents an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).
The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Total Assets	Real Estate	Corporate	Total
September 30, 2015	$2,639,549	$16,185	$2,655,734
December 31, 2014	$162,021	$—	$162,021

11.	Subsequent Events
Spin-off
On October 31, 2015, NorthStar Realty completed the Spin-off and the Company became a separate publicly-traded REIT. In connection with the Spin-off, each of NorthStar Realty’s common stockholders received shares of the Company’s common stock on a one-for-six basis, NSAM commenced managing the Company pursuant to a long-term management agreement, on substantially similar terms as NorthStar Realty’s management agreement with NSAM and NorthStar Realty provided the Company with an initial capitalization of $250.0 million.
Dividends
On November 23, 2015, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on December 11, 2015 to stockholders of record as of the close of business on December 7, 2015.
Share Buyback
In November 2015, the Company’s board of directors authorized the repurchase of up to $100.0 million of its outstanding common stock. The authorization will expire in twelve months, unless otherwise extended by the Company’s board of directors. The Company was in a restricted trading period since establishment of the plan and consequently, as of December 2, 2015, the Company has not repurchased any shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited combined consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
On October 31, 2015, NorthStar Realty Finance Corp., or NorthStar Realty, completed the spin-off of its European real estate business (excluding its European healthcare properties), or the Spin-off, into a newly-formed publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., a Maryland corporation. We are a commercial real estate company that invests in a broad spectrum of European commercial real estate with a current focus on office properties and seeks to generate attractive risk-adjusted returns and stable cash flow for distribution to our stockholders and in turn build long-term franchise value.
The European real estate business contributed by NorthStar Realty upon completion of the Spin-off is comprised of: (i) business activities related to the launch of the European real estate business and the acquisition of a $100 million multi-tenant office complex located in the United Kingdom, or the U.K. Complex on September 16, 2014, or Acquisition Date, referred to as the NorthStar Europe Predecessor; (ii) other European real estate acquisitions in 2015 primarily comprised of multi-tenant office properties, or the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, we listed on the New York Stock Exchange, or the NYSE (NYSE: NRE). Subsequent to the Spin-off, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Subsequent to the Spin-off, substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We intend to conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to grow and fund our investment activities. We expect to predominantly use investment-level financing as part of our strategy to prudently leverage our investments and seek to deliver attractive risk-adjusted returns to our stockholders. We expect to target overall leverage of 40% to 50%, although there is no assurance that this will be the case. We plan to pursue a variety of financing arrangements such as mortgage notes and bank loans available from the commercial mortgage-backed securities, or CMBS, market, finance companies and banks. In addition, we may use corporate-level financing such as credit facilities and other borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our investments may be dependent upon the nature of the investments and the related financing that is available.
Attractive long-term, non-recourse, non-mark-to-market, financing is available in the European markets. We predominately use floating rate financing and we expect to generally mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps. We also may utilize corporate-level financing in the future.
We believe that we maintain a competitive advantage through a combination of deep industry relationships and access to market leading commercial real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our investments efficiently. Our ability to invest across the spectrum of investments allows us to take advantage of complementary and overlapping sources of investment opportunities based on a common reliance on commercial real estate fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital.
Our Investments
Our current portfolio of $2.6 billion, at cost, is comprised of 52 high-quality properties located in many key European markets, including Berlin, Frankfurt, Hamburg, London, Paris, Amsterdam, Milan, Brussels and Madrid. $2 billion of our portfolio was acquired or committed to be acquired in 2014, and given improved market conditions in Europe since such time, we believe has appreciated in value. Our current portfolio is primarily comprised of office properties, with 94% of our in-place rental income generated from office properties as of September 30, 2015. We hold prime office properties in Germany, the United Kingdom and France that account for approximately 76% of our in-place rental income as of September 30, 2015. As of September 30, 2015, our portfolio was 87% occupied, had a weighted average remaining lease term of 5.4 years and included high-quality tenants.

The following presents a summary of our portfolio and diversity across geographic location based on cost:

		Portfolio by Geographic Location
Total portfolio, at cost(1)	$2.6 billion
Number of properties	52
Number of countries	9
Total square meters	520,323
Weighted average occupancy	87%
Weighted average lease term	5.4 years

In-place rental income related to:(2)
Office properties	94%
Other	6%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2015.

(2)	In-place rental income represents gross rent adjusted for vacancies.
Our European Real Estate Business contributed to us by NorthStar Realty includes the following (dollars in millions):

	Acquisition					Ownership
	Date	Primary Location(s)	Primary Description	Cost(1)	Properties	Interest
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$100	1	93%
SEB Portfolio	April-15	United Kingdom, France, Germany	Multi-tenant office	1,340	11	95%	(2)
Internos Portfolio	April-15	Germany, France, Portugal	Office/Hotel/Industrial/Retail	230	12	100%	(3)
IVG Portfolio	April-15	United Kingdom, France, Germany	Multi-tenant office	221	15	100%	(3)
Deka Portfolio	April-15	Germany	Multi-tenant office	101	10	100%	(3)
Trianon Tower	July-15	Frankfurt, Germany	Multi-tenant office	633	3	95%	(2)
Total				$2,625	52
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2015.

(2)
We have an approximate 95% equity interest in certain subsidiaries that own the SEB Portfolio and Trianon Tower and are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.

(3)	In October 2015, we sold an approximate 5% ownership interest in certain subsidiaries that own certain properties in the Internos Portfolio, IVG Portfolio and Deka Portfolio to a third party.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our real estate properties. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business but our principal performance metrics are cash available for distribution, or CAD, and net operating income, or NOI (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The economic and financial crisis that began in 2007 had a dramatic negative impact on the proper functioning of the global capital markets and liquidity across all major asset classes and markets. While conditions began to improve in the United States in 2012, the recovery in Europe remained slow and uncertain as fears of a widespread sovereign debt crisis engulfed the region. The European Central Bank, or ECB, commitment to “do whatever it takes to preserve the euro” during the summer of 2012 was a significant factor in helping to restore confidence and quelling these fears. However, it was not until January 2015 that the ECB announced its intention to provide monetary stimulus to boost economic recovery through a €1.1 trillion bond purchase or Quantitative Easing, or QE, program, whereby the ECB initiated purchases of bonds issued by Euro area central government agencies and European institutions at a rate of €60 billion per month through September 2015. We believe that the economic environment in Europe has now stabilized and the foundations are in place for a gradual and sustained recovery. All twenty eight countries within the European Union, or EU, are expected to achieve positive GDP growth in 2015 with the exception of Greece. The European Commission, or EC, forecasts overall GDP in the EU to grow by 1.9% in 2015. We believe that the ECB’s QE program, along with historically low interest rates and the depreciation of the euro, has created a compelling long-term investment environment in Europe. The ECB recently announced that it would re-assess the degree of monetary stimulus provided through the existing QE program at the end of this year, seemingly indicating its willingness to expand the existing QE program to the extent required to ensure that the recovery sustains sufficient momentum and until the Governing Council sees a sustained adjustment in the path of inflation that is consistent with its aim of achieving an inflation rate of below, but close to 2% over the medium term. Despite the overall positive outlook, regional disparities continue to exist as European economies recover at different speeds. As a result, we believe attractive investment opportunities exist for investors who are able to take a long-term view on the European recovery. As financial institutions and asset management agencies continue to deleverage, we anticipate that there will be further opportunities to acquire properties at an attractive long term investment basis.
Virtually all commercial real estate property types were adversely impacted by the global economic and financial crisis. Despite improvements in the global economy, uncertainty remains as to the extent and timing of further recovery. Issues with the instability of credit and financial markets, actions by governments or central banks, weak consumer confidence in some markets and geopolitical or economic instability in certain countries may put pressure on some or all European economies. Instability or volatility of certain countries in the European Union may create risks for stronger countries within the European Union and globally. A return to weak economic conditions in the future, or a lack of continued recovery in Europe, could reduce a tenant’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected. Recent volatility in the equity markets may diminish our capital raising activity.
Our Strategy
We have the ability to invest in a broad spectrum of European commercial real estate. We are currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe. We expect to make equity investments, directly or indirectly through joint ventures, in a diversified portfolio of European commercial real estate that offers the opportunity to generate attractive risk-adjusted returns. We seek to generate stable cash flow for distribution to our stockholders and in turn build long-term franchise value.
Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to grow and fund our investment activities. We expect to predominantly use investment-level financing as part of our strategy to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We expect to target overall leverage of 40% to 50%, although there is no assurance that this will be the case.
We plan to pursue a variety of financing arrangements such as mortgage notes and bank loans available from the CMBS market, finance companies and banks. In addition, we may use corporate-level financing such as credit facilities and other borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our investments may be dependent upon the nature of the investments and the related financing that is available.
In July 2015, we issued $340 million aggregate principal amount of 4.625% senior notes due December 2016, or the Senior Notes. We received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. Proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower, and the repayment of NorthStar Realty’s borrowings.
Attractive long-term, non-recourse, non-mark-to-market, financing is available in the European markets. We predominately use floating rate financing and we expect to generally mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps. We also may utilize corporate-level financing in the future.
We intend to take advantage of differences in the monetary performance of the various European jurisdictions, which we expect to provide us lower cost to capital and to enable us to fund investments located in economies that are at a more advanced stage of recovery at artificially low financing costs.
Portfolio Management
NSAM performs portfolio management on our behalf. In addition, we rely on the services of local third-party property managers. The comprehensive portfolio management process generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify investment-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific investments; therefore, potential future losses may also stem from investments that are not identified during these credit reviews.
The portfolio management team, under the direction of NSAM’s investment committee, uses many methods to actively manage our investment base to preserve our income and capital. Credit risk management is the ability to manage our investments and our tenants in a manner that preserves cost and income and minimizes credit losses that could decrease income and portfolio value. Frequent re-underwriting and dialogue with tenants/partners and regular inspections of our properties have proven to be an effective process for identifying issues early. Monitoring tenant creditworthiness is a key component of our portfolio management process, which may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. During the quarterly credit review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible asset impairment based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment.
We may be exposed to capital expenditure in connection with changes in laws and governmental regulations in relation to real estate. Where properties are being repositioned or refurbished, we may be exposed to unforeseen changes in scope to the budgeted capital expenditure.
Critical Accounting Policies
Basis of Accounting
The accompanying unaudited combined consolidated financial statements and our related notes are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in our Registration Statement on Form S-11, as amended.
The contribution of the European Real Estate Business to us has been determined to be a combination of entities under common control that results in a change in the reporting entity which requires retrospective application to our financial statements under U.S. GAAP. Accordingly, the operations of the European Real Estate Business of NorthStar Realty transferred to us upon the Spin-off are presented as if the transferred business was our business for periods in which common control was present and at the carrying value of such assets and liabilities recorded in NorthStar Realty’s historical books and records. As a result, the combined consolidated balance sheet as of December 31, 2014 was updated to include items related to the New European Investments, such as cash of $0.5 million, certain deposits of $59 million, related foreign exchange gain (loss) of $1 million and transaction costs incurred of $28 million. The cash, deposits paid and transaction costs incurred are recorded as net transactions with NorthStar Realty through equity.
Historically, our financial statements have not been prepared as it has not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of us and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to us upon completion of the Spin-off. The combined consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 represent us prior to the Spin-Off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements will be presented on a consolidated basis.
In addition, the combined consolidated financial statements include activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The three months ended September 30, 2014 include activities of the U.K. Complex from July 1, 2014 to the Acquisition Date and the nine months ended September 30, 2014 include activities of the U.K. Complex from January 1, 2014 to the Acquisition Date.  Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.
The combined consolidated financial statements for the period from the Acquisition Date, or NorthStar Europe Period, and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to us (primarily compensation and other general and administrative expense) based on an estimate of expenses had we been run as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of our operations. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity. We believe the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM was recorded for the NorthStar Europe Period as if we were managed as an independent entity. We will begin paying management fees to NSAM on November 1, 2015 in connection with our management agreement.
Principles of Consolidation
Our combined consolidated financial statements include the combined accounts of NorthStar Realty Europe Corp. and its consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We will base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We will determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We will reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We will evaluate our investments in unconsolidated ventures to determine whether they are a VIE. We will analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We record the change in fair value for our share of the projected future cash flow of any such investment from one period to another in equity in earnings

(losses) from unconsolidated ventures in the combined consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss, or OCI, attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our combined consolidated statements of operations.
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our combined consolidated balance sheets. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if our estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, we consider factors including global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in our combined consolidated statements of operations.
An allowance for a doubtful account for a tenant receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of a tenant to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Fair Value Measurement
We follow fair value guidance in accordance with U.S. GAAP to account for our financial instruments. We categorize our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Financial assets and liabilities recorded at fair value on our combined consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.

Level 2.	Financial assets and liabilities whose values are based on the following:

(a)	Quoted prices for similar assets or liabilities in active markets.

(b)	Quoted prices for identical or similar assets or liabilities in non-active markets.

(c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

(d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
As of September 30, 2015 and December 31, 2014, our recurring financial measurements recorded at fair value were our derivative assets and liabilities. Such derivative instruments are valued using a third-party pricing service. This quotation is not adjusted and is generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, is classified as Level 2 of the fair value hierarchy.
Derivatives
We use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. For derivatives that qualify as a cash flow hedge, the effective portion of the change in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI that relate to the hedge of our floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings. The change in fair value for a derivative that does not qualify as a hedge for U.S. GAAP is recorded in earnings.
Our derivative instruments do not qualify as hedges under U.S. GAAP. Therefore, the change in fair value of derivative instruments are recorded in earnings.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the combined consolidated statements of operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our combined consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our combined consolidated financial position, results of operations and financial statement disclosures.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our combined consolidated financial position, results of operations and financial statement disclosures.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our combined consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
The combined consolidated financial statements for the three and nine months ended September 30, 2015 and the period September 16, 2014 to September 30, 2014 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. The period January 1, 2014 to September 15, 2014 and July 1, 2014 to September 15, 2014 includes: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European Real Estate Business. As a result, results of operations for the three and nine months ended September 30, 2015 may not be comparable to our results of operations reported for the prior periods presented.
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,
	NorthStar Europe Period		Prior Owner Period
		September 16 to September 30,	July 1 to September 15,
				Increase
	2015	2014	2014	(Decrease)
Revenues
Rental and escalation income	$42,178	$199	$1,981	$39,998
Other revenue	423	40	365	18
Total revenues	42,601	239	2,346	40,016
Expenses
Real estate properties - operating expenses	10,508	135	901	9,472
Interest expense	14,567	—	1,033	13,534
Transaction costs	21,619	4,311	—	17,308
Other expenses	2,533	—	—	2,533
General and administrative expenses	899	190	751	(42)
Depreciation and amortization	19,224	147	701	18,376
Total expenses	69,350	4,783	3,386	61,181
Other income (loss)
Unrealized gain (loss) on investments and other	(8,951)	—	696	(9,647)
Realized gain (loss) on investments and other	(72)	—	—	(72)
Income (loss) before income tax benefit (expense)	(35,772)	(4,544)	(344)	(30,884)
Income tax benefit (expense)	3,840	—	—	3,840
Net income (loss)	$(31,932)	$(4,544)	$(344)	$(27,044)
Revenues
Rental and Escalation Income
Rental and escalation income increased $40.0 million, primarily attributable to the acquisition of our New European Investments in 2015 in our real estate segment.
Other Revenue
Other revenue is principally related to other ancillary income in our real estate segment.

Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increased $9.5 million due to the acquisition of our New European Investments in 2015 in our real estate segment.
Interest Expense
Interest expense increased $13.5 million due to the acquisition of our New European Investments in 2015 ($8.1 million) in our real estate segment and our Senior Notes ($5.4 million) in our corporate segment. Interest expense for 2014 relates to the mortgage notes payable associated with the Prior Owner Period that was repaid upon acquisition of the U.K. Complex in September 2014.
Transaction Costs
Transaction costs primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in 2015 and costs related to the acquisition of the U.K. Complex in 2014 in our real estate segment.
Other Expense
Other expenses primarily represent third-party asset management fees. Other expenses increased $2.5 million due to the acquisition of our New European Investments in 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business in the Prior Owner Period and to activities related to the European Real Estate Business during the NorthStar Europe Period.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in 2015 in our real estate segment. Depreciation and amortization expense for 2014 relates to a preliminary purchase price allocation of the U.K. Complex acquired by NorthStar Realty in September 2014 and a final purchase price allocation of the U.K Complex for the Prior Owner Period.
Other Income (Loss)
Unrealized Gain (Loss)
Unrealized gain (loss) is primarily related to the non-cash change in fair value of derivative instruments. The amount in the Prior Owner Period relates to interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2015 represents a net benefit of $3.8 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.

Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015
	NorthStar Europe Period		Prior Owner Period
		September 16 to September 30,	January 1 to September 15,
				Increase
	2015	2014	2014	(Decrease)
Revenues
Rental and escalation income	$75,922	$199	$7,162	$68,561
Other revenue	493	40	1,290	(837)
Total revenues	76,415	239	8,452	67,724
Expenses
Real estate properties - operating expenses	16,739	135	3,113	13,491
Interest expense	21,391	—	3,486	17,905
Transaction costs	109,743	4,311	—	105,432
Other expenses	5,332	—	—	5,332
General and administrative expenses	2,159	190	4,676	(2,707)
Depreciation and amortization	34,845	147	2,294	32,404
Total expenses	190,209	4,783	13,569	171,857
Other income (loss)
Unrealized gain (loss) on investments and other	(11,353)	—	2,110	(13,463)
Realized gain (loss) on investments and other	(37)	—	—	(37)
Income (loss) before income tax benefit (expense)	(125,184)	(4,544)	(3,007)	(117,633)
Income tax benefit (expense)	15,218	—	—	15,218
Net income (loss)	$(109,966)	$(4,544)	$(3,007)	$(102,415)
Revenues
Rental and Escalation Income
Rental and escalation income increased $68.6 million, primarily attributable to the acquisition of our New European Investments in 2015 in our real estate segment.
Other Revenue
Other revenue is principally related to other ancillary income in our real estate segment.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increased $13.5 million due to the acquisition of our New European Investments in 2015 in our real estate segment.
Interest Expense
Interest expense increased $17.9 million due to the acquisition of our New European Investments in 2015 ($12.5 million) in our real estate segment and our Senior Notes ($5.4 million) in our corporate segment. Interest expense for 2014 relates to the mortgage notes payable associated with the Prior Owner Period that was repaid upon acquisition of the U.K. Complex in September 2014.
Transaction Costs
Transaction costs primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in 2015 and costs related to the acquisition of the U.K. Complex in 2014 in our real estate segment.
Other Expense
Other expenses primarily represent third-party asset management fees. Other expenses increased $5.3 million due to the acquisition of our New European Investments in 2015 in our real estate segment.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business in the Prior Owner Period and to activities related to the European Real Estate Business during the NorthStar Europe Period.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in 2015 in our real estate segment. Depreciation and amortization expense for 2014 relates to a preliminary purchase price allocation of the U.K. Complex acquired by NorthStar Realty in September 2014 and a final purchase price allocation of the U.K. Complex for the Prior Owner Period.
Other Income (Loss)
Unrealized Gain (Loss)
Unrealized gain (loss) is primarily related to the non-cash change in fair value of derivative instruments. The amount in the Prior Owner Period relates to interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2015 represents a net benefit of $15.2 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities. Our capital sources may include cash flow from operations, financings secured by our assets such as mortgage notes, borrowings under credit facilities, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes and perpetual preferred and common stock. We expect to predominantly use investment-level financing as part of our strategy to prudently leverage our investments. We generally seek to limit our reliance on recourse borrowings.
We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, issuance of debt or equity capital, return of capital from investments and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.
As a REIT, we will be required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code and to avoid federal income tax and the non-deductible excise tax. On a quarterly basis, our board of directors will determine an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our initial capitalization plus contractual rental income expected in our first year of operations is sufficient to meet our expected capital expenditures, interest, property operating and general and administrative expenses and common dividends that may be declared by us. We may seek to raise additional capital in order to finance new acquisitions.
In July 2015, we issued $340 million of Senior Notes for aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. We may elect to settle all or part of the principal amount of the Senior Notes in our common stock in lieu of cash. In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands). The combined consolidated statement of cash flows for the period from September 16, 2014 through September 30, 2014 represent the NorthStar Owner Period and the combined consolidated statements of cash flows for the period from January 1, 2014 through September 15, 2014 represent the Prior Owner Period.

	NorthStar Europe Period		Prior Owner Period
	September 30,	September 16 to September 30,	January 1 to September 16,
Cash flow provided by (used in):	2015	2014	2014
Operating activities	$(48,743)	$(1,431)	$(2,681)
Investing activities	(1,919,470)	(93,658)	(2,307)
Financing activities	2,065,635	114,653	(46)
Effect of foreign currency translation on cash	(1,948)	(966)	3,722
Net increase (decrease) in cash	$95,474	$18,598	$(1,312)
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash used in operating activities was $49 million for the nine months ended September 30, 2015 compared to $4 million for the nine months ended September 30, 2014. The increase was primarily related to an increase in net cash flow from operating activities of our New European Investments in 2015, offset by costs and expenses from activities related to the launch of our European Real Estate Business in 2014 and costs relating to acquiring our New European Investments.
Net cash used in investing activities was $1.9 billion for the nine months ended September 30, 2015 compared to $96 million for the nine months ended September 30, 2014. The increase in net cash used was related to NorthStar Realty’s acquisition of our New European Investments in 2015.
Net cash provided by financing activities was $2.1 billion for the nine months ended September 30, 2015 compared to $115 million for the nine months ended September 30, 2014. The increase in net cash relates to the financing by NorthStar Realty for the acquisition of our New European Investments in 2015.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
Effective November 1, 2015, we will pay an annualized base management fee to NSAM of $14.0 million and the fee will increase subsequent to such date by 1.5% per annum of the sum of:

•	any equity we issue in exchange or conversion of exchangeable or stock-settleable notes;

•
any other issuances of our common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the Operating Partnership, which are structured as profits interests, or LTIP Units (excluding units issued to us and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•	cumulative CAD, if any, in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards beginning the first full calendar quarter after the completion of the Spin-off.
Incentive Fee
NSAM is entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.30 per share and up to $0.36 per share; plus

•	the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.36 per share;

•	multiplied by our weighted average shares outstanding for the calendar quarter.
Weighted average shares represents the number of shares of our common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Furthermore, if we were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that our aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place at immediately prior to such spin-off.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation.  Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in our combined consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to us, or NorthStar Europe G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Europe G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses.
In connection with the Spin-off and the related amendments to NorthStar Realty’s management agreement with NSAM, our obligation to reimburse NSAM for the G&A Allocation and any severance will be shared with NorthStar Realty, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis between us and NorthStar Realty.
In addition, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that our compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, including our named executive officers, employees, service providers and staff of NSAM during any year. Subject to the foregoing limitation and the limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, the foregoing compensation may be granted in shares of our restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards. Our equity compensation for each year may be allocated on an individual-by-individual and award-by-award basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%. We will also pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
Recent Developments
Spin-off
On October 31, 2015, NorthStar Realty completed the Spin-off and we became a separate publicly-traded REIT. In connection with the Spin-off, each of NorthStar Realty’s common stockholders received shares of our common stock on a one-for-six basis, NSAM commenced managing us pursuant to a long-term management agreement, on substantially similar terms as NorthStar Realty’s management agreement with NSAM and NorthStar Realty provided us with an initial capitalization of $250 million.
Dividends
On November 23, 2015, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on December 11, 2015 to stockholders of record as of the close of business on December 7, 2015.

Share Buyback
In November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization will expire in twelve months, unless otherwise extended by our board of directors. We were in a restricted trading period since establishment of the plan and consequently, as of December 2, 2015, we have not repurchased any shares.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with inflation rates.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD and NOI, each a non-GAAP measure, to evaluate our profitability and our board of directors will consider CAD in determining our quarterly cash distributions.
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items. We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items, including depreciation and amortization (excluding amortization of second generation tenant improvements and leasing commissions), straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financing and other equity-based compensation; maintenance capital expenditures, unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other; impairment on depreciable property; bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions (excluding accelerated amortization related to sales of investments) and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise.
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represents our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures, if any, and bad debt expense and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
CAD and NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as indicators of operating performance. In addition, our methodology for calculating CAD and NOI may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
We will provide the calculation of CAD, including a reconciliation to net income (loss), in the fourth quarter 2015 upon completion of the Spin-off.
The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended September 30, 2015 (dollars in thousands):

Rental and escalation income	$42,178
Other revenue	423
Total property and other revenues	42,601
Real estate properties - operating expenses	10,508
Adjustments:
Amortization and other items(1)	1,510
NOI	$33,603
___________________________________________________________

(1)	Primarily includes amortization of straight-line rental income (except with respect to rent free period) and amortization of above/below market leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk, credit risk and foreign currency exchange rate risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates affect our net income primarily related to impacts to interest expense incurred in connection with our borrowings and derivatives.
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we expect to generally mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps.  As of September 30, 2015, a hypothetical 100 basis point increase in one-month GBP LIBOR, EURIBOR or the applicable index applied to our liabilities (and related derivatives) would result in a decrease in net income of approximately $9 million annually.
A change in interest rates could affect the value of our real estate properties, which may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flow generated by the property using interest rates plus a risk premium based on the property type and creditworthiness of the tenants. A lower risk-free rate generally results in a lower discount rate and, therefore, a higher valuation, and vice versa; however, an increase in the risk-free rate would not impact our net income.
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition.
As of September 30, 2015, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated combined consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a rigorous credit evaluation of each tenant prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is a key component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data.
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our ownership of, or commitments to acquire, properties throughout Europe, predominantly the U.S. dollar/Euro exchange rate, U.S. dollar/U.K. Pounds Sterling exchange rate and U.S. dollar/Krona exchange rate. As a result, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from our business. We may use several strategies to mitigate our exposure to exchange rate risk to hedge our equity and/or net income, including using local currency denominated financing and entering into forward or option foreign currency purchase contracts.
Our properties and the rent payments under our leases for these properties are denominated in Euro, U.K. Pounds Sterling or Krona and we expect that substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the nation in which the underlying property is located. A significant portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency. We report our results of operations and combined consolidated financial information in U.S. dollars. As a result, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our European business.

In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships.
Based on our portfolio, a hypothetical 10% increase in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase of net equity of approximately $73 million. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives (excluding Senior Notes) would result in an increase of net income of approximately $1 million annually.
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Internal Control over Financial Reporting
Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424(b)(3) on October 20, 2015 with the Securities and Exchange Commission in connection with our Spin-off.
You should carefully consider all information contained in this interim report on Form 10-Q, including our interim combined consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
2.1
Separation Agreement between NorthStar Realty Europe Corp. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 2, 2015)

3.1		Articles of Amendment and Restatement of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on October 23, 2015)
3.2		Bylaws of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)
4.1
Indenture, dated as of July 1, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association. (incorporated by reference to Exhibit 4.1 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on August 19, 2015)

10.1
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Europe Limited Partnership dated October 31, 2015 (incorporated by reference to Exhibit 10.4 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 2, 2015)

10.2
Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 2, 2015)

10.3
Contribution Agreement between NorthStar Realty Europe Corp. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty’s Europe’s Current Report on Form 8-K filed on November 2, 2015)

10.4
Purchase Agreement, dated June 25, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on August 19, 2015)

10.5
Agreement, dated as of September 16, 2014, by and between Dukes Court-T (UK), LLC, as buyer, and IMW Immobilien SE, as seller (incorporated by reference to Exhibit 10.5 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.6
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., collectively as the buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the sellers (incorporated by reference to Exhibit 10.6 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.7
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the sellers, and certain subsidiaries of the Company listed therein, as the buyers (incorporated by reference to Exhibit 10.7 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.8
Master Agreement, dated as of December 19, 2014, by and among IVG Institutional Funds GmbH, PMG - Property Management GmbH, Via Bensi S.r.l., Internos Spezialfondsgesellschaft mbH and WestInvest Gesellschaft für Investmentfonds mbH, collectively as the sellers, and the several purchasers identified therein, as amended on February 12, 2015, March 27, 2015, April 17, 2015 and June 1, 2015 (incorporated by reference to Exhibit 10.8 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.9
Share Sale and Purchase Agreement, dated June 11 and 12, 2015, by and among Madison Trianon S.à r.l. and MSEOF Trianon S.à r.l., collectively as the sellers, and the several purchasers identified therein (incorporated by reference to Exhibit 10.9 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.10
Amendment and Restatement Agreement, dated as of July 1, 2015, by and among Prime Holdco C-T, S.à r.l., the borrowers and guarantors identified therein, AAREAL Bank AG, as the agent, arranger and original lender, and the other parties identified therein (incorporated by reference to Exhibit 10.10 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.11
Common Terms and Facilities Agreement, dated as of April 6, 2015, by and among Trias Holdco C-T S.à r.l., GE Real Estate Loans Limited, as the arranger, and the other parties identified therein (incorporated by reference to Exhibit 10.11 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.12
Amendment and Restatement Agreement, dated as of July 20, 2015, to the Loan Agreement of September 25, 2014, between Geschäftshaus am Gendarmenmarkt GmbH, as borrower, and Landesbank Hessen-Thüringen Girozentrale, as lender (incorporated by reference to Exhibit 10.12 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.13	+
Form of NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.14	+
Form of Indemnification Agreement between NorthStar Realty Europe Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.14 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Interim Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*
Certification by the Interim Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Combined Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Combined Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (iv) Combined Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Combined Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	December 3, 2015	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Interim Chief Financial Officer