Form 10-K
period 2015-12-31
NorthStar Realty Europe Corp.
filed 2016-03-30
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37597
NORTHSTAR REALTY EUROPE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	32-0468861 (IRS Employer Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The registrant’s separation from NorthStar Realty Finance Corp. became effective on November 1, 2015. As a result, there was no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. As of March 24, 2016, the registrant had issued and outstanding 61,013,300 shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	our rapid growth and relatively limited experience investing in Europe;

•	a change in control of NorthStar Asset Management Group Inc., or NSAM;

•	the ability of NSAM to scale its operations in Europe to effectively manage our company;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic conditions and the impact on the commercial real estate industry;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the unknown impact of the potential default and/or exit of one or more countries within the European Union;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•
the effects of being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by our manager among us and our manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•	the impact of adverse conditions affecting office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income, or NOI, of our properties;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	future changes in foreign, federal, state and local tax law that may have an adverse impact on the cash flow and value of our investments;

•	our ability to effectively structure our investments in a tax efficient manner, including for foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

•
potential devaluation of foreign currencies, predominately the Euro, relative to the U.S. dollar due to quantitative easing in Europe and/or other factors which could cause the U.S. dollar value of our investments to decline;

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom and Sweden;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	competition for qualified personnel and NSAM’s ability to hire and retain key personnel to manage us effectively;

•
the lack of historical financial statements for properties we have acquired and may acquire in compliance with U.S. Securities and Exchange Commission, or SEC, requirements and U.S. generally accepted accounting principles, or U.S. GAAP, as well as the lack of familiarity of our tenants and third-party service providers with such requirements;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•
the historical combined consolidated financial statements included in this Annual Report on Form 10-K not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flow would have been had we operated as an independent public company during the periods presented;

•	our status as an emerging growth company; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 11. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise.
Overview
On October 31, 2015, NorthStar Realty Finance Corp., or NorthStar Realty, completed the spin-off of its European real estate business (excluding its European healthcare properties), or the Spin-off, into a newly-formed publicly-traded real estate investment trust, or REIT, NorthStar Realty Europe Corp., a Maryland corporation. We are a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
The European real estate business contributed by NorthStar Realty upon completion of the Spin-off is comprised of: (i) business activities related to the launch of the European real estate business and the acquisition of a multi-tenant office complex located in the United Kingdom, or the U.K. Complex on September 16, 2014, or Acquisition Date, referred to as the NorthStar Europe Predecessor; (ii) other European real estate acquisitions in 2015 primarily comprised of multi-tenant office properties, or the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “NRE.” We are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We intend to conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
Our Investments
Our current portfolio of $2.5 billion, at cost, as of December 31, 2015, adjusted for sales through March 22, 2016 is comprised of 48 properties and a total of 495,588 square meters of rentable space, located in many key European markets, including Frankfurt, Hamburg, Berlin, London, Paris, Amsterdam, Milan, Brussels and Madrid. Our portfolios primarily comprises office properties that generated 96% of our in-place rental income as of December 31, 2015. We hold predominantly prime office properties in Germany, the United Kingdom and France that account for approximately 66% of our in-place rental income as of December 31, 2015. As of December 31, 2015, our overall portfolio was 87% occupied, had a weighted average remaining lease term of approximately six years and included high-quality tenants.
The following presents a summary of our portfolio and diversity across geographic location as of December 31, 2015, adjusted for sales through March 22, 2016:

		Portfolio by Geographic Location
Total portfolio, at cost(1)	$2.5 billion
Number of properties(2)	48
Number of countries	9
Total square meters(3)	495,588
Weighted average occupancy	87%
Weighted average lease term	6 years

In-place rental income:(4)
Office properties	96%
Other	4%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of December 31, 2015.

(2)	Excludes two assets in the Internos Portfolio and one asset in the Deka Portfolio that were sold in December 2015 and one asset in the Deka Portfolio that was sold in March 2016.

(3)	Based on contractual rentable area.

(4)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of December 31, 2015.

Our European Real Estate Business as of December 31, 2015, adjusted for sales through March 22, 2016, includes the following (dollars in millions):

	Acquisition					Ownership
Portfolio	Date	Primary Location(s)	Primary Description	Cost(1)	Properties	Interest
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$90	1	93%
SEB Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	1,309	11	95%	(2)
Internos Portfolio	Apr-15	Germany, France, Portugal	Office/Hotel/Industrial/Retail	199	10	95%	(2)
IVG Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	247	15	95%	(2)
Deka Portfolio	Apr-15	Germany	Multi-tenant office	81	8	95%	(2)
Trianon Tower	Jul-15	Germany	Multi-tenant office	611	3	95%	(2)
Total				$2,537	48
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of December 31, 2015.

(2)
We have an approximate 95% equity interest in certain subsidiaries that own these portfolios that are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.

Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities. We predominantly use investment-level financing as part of our strategy to seek to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We target overall leverage of 40% to 50% over time, although there is no assurance that this will be the case.
We pursue a variety of financing arrangements such as mortgage notes and bank loans available from the CMBS market, finance companies and banks. In addition, we may use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our investments may be dependent upon the nature of the investments and the related financing that is available.
In July 2015, we issued $340 million aggregate principal amount of 4.625% senior stock-settlable notes due December 2016, or the Senior Notes. We received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. Proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower, and the repayment of NorthStar Realty’s borrowings. The Senior Notes are our senior unsubordinated and unsecured obligations. NorthStar Realty’s operating partnership continues to guarantee payments on the Senior Notes subsequent to the Spin-off. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.
Attractive long-term, non-recourse, non-mark-to-market, financing continues to be available in the European markets. We predominately use floating rate financing and we seek to mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps.
Portfolio Management
NSAM performs portfolio management services on our behalf. In addition, we rely on the services of local third-party service providers. The comprehensive portfolio management process includes day-to-day oversight by the portfolio management team, regular management meetings and a quarterly investment review process. These processes are designed to enable management to evaluate and proactively identify investment-specific issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all potential issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific investments; therefore, potential future losses may also stem from investments that are not identified during these investment reviews.
NSAM uses many methods to actively manage our risks to seek to preserve our income and capital, which includes our ability to manage our investments and our tenants in a manner that preserves cost and income and minimizes credit losses that could decrease income and portfolio value. Frequent re-underwriting, dialogue with tenants/partners and regular inspections of our properties have proven to be an effective process for identifying issues early. Monitoring tenant creditworthiness is an important component of our portfolio management process, which may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. During the quarterly portfolio review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible asset impairment based upon several factors, including missed or late contractual payments, tenant rating downgrades (where applicable) and other data that may indicate a potential issue in our ability to recover our invested capital from an investment.
We may need to make unplanned capital expenditures in connection with changes in laws and governmental regulations in relation to real estate. Where properties are being repositioned or refurbished, we may be exposed to unforeseen changes in scope to budgeted capital expenditures.
Regulation
We are subject, in certain circumstances, to supervision and regulation by international, federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:
•    regulate our public disclosures, reporting obligations and capital raising activity;
•    require compliance with applicable REIT rules;
•    regulate credit granting activities;
•    require disclosures to customers;
•    govern secured transactions;
•    set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;
•    regulate land use and zoning;
•    regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;
•    regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with the year ended December 31, 2015 upon filing our initial U.S. federal income tax. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate U.S. federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to continue to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to tax in foreign jurisdictions in which we operate or own property and state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income.
We believe that we are not, and intend to conduct our operations so as not to become regulated as, an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the Securities and Exchange Commission, or SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors - Risks Related to Regulatory Matters and Our REIT Tax Status.”
Real estate properties owned by us and the operations of such properties are subject to various international laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with applicable fire and safety regulations, building codes, legal or regulatory provisions regarding access to our properties for persons with disabilities and other land use regulations. For further information regarding environmental matters, refer to “Environmental Matters” below.
In addition, we currently own two hotels, leased to third-party operators, which are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas. We believe each of our hotels have the necessary permits and approvals to operate its business.
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
Environmental Matters
A wide variety of environmental and occupational health and safety laws and regulations affect our properties. These complex laws, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these laws may directly impact us. Under various local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
Selected Regulations Regarding our Operations in Germany, the United Kingdom and France
Our commercial real estate investments are subject to a variety of laws and regulations in Europe. If we fail to comply with any of these laws and regulations, we may be subject to civil liability, administrative orders, fines or even criminal sanctions. The following provides a brief overview of selected regulations that are applicable to our business operations in Germany, the United Kingdom and France, where a majority of our properties in terms of contribution to rental income are located.
Germany
Land-use Regulations, Building Regulations and Tenancy Law for Commercial Properties
Land-use Regulations. There are several regulations regarding the use of land including German planning law and urban restructuring planning by communities.
Urban Restructuring Planning. Communities may designate certain areas as restructuring areas and undertake comprehensive modernization efforts regarding the infrastructure in such areas. While this may improve the value of properties located in restructuring areas, being located in a restructuring area also imposes certain limitations on the affected properties (e.g., the sale, encumbrance and leasing of such properties, as well as reconstruction and refurbishment measures, are generally subject to special consent by municipal authorities).
Building Regulations. German building laws and regulations are quite comprehensive and address a number of issues, including, but not limited to, permissible types of buildings, building materials, proper workmanship, heating, fire safety, means of warning and escape in case of emergency, access and facilities for the fire department, hazardous and offensive substances, noise protection, ventilation and access and facilities for disabled people. Owners of erected buildings may be required to conduct alterations or improvements of the property if safety or health risks with respect to users of the building or the general public occur, including fire risks, traffic risks, risks of collapse and health risks from injurious building materials such as asbestos. To our knowledge, there are currently no official orders demanding any alterations to existing buildings owned by us.
Tenancy Law for Commercial Properties. German tenancy laws for commercial properties generally provide landlords and tenants with far-reaching discretion in how they structure lease agreements and use general terms and conditions. Certain legal restrictions apply with regard to the strict written form requirements regarding the lease agreement, transfer of operating costs and maintenance costs, cosmetic repairs and final decorative repairs. Lease agreements with a term of more than one year must be executed in writing or are deemed to have been concluded for an indefinite period with the consequence that they can be terminated at the end of one year after turning over the leased property to the lessee. Operating costs of commercial tenancies may be apportioned to the tenants if the lease agreement stipulates explicitly and specifically which operating costs shall be borne by the tenant. Responsibility for maintenance and repair costs may be transferred to tenants, except for the full cost transfer of maintenance and repair costs for roof, structures and areas used by several tenants in general terms and conditions. Expenses for cosmetic repairs (Schönheitsreparaturen) may, in principle, be allocated to tenants, provided that the obligation to carry out ongoing cosmetic repairs is not combined with an undertaking to perform initial and/or final decorative repairs.
Regulation Relating to Environmental Damage and Contamination
The portion of our commercial real estate portfolio located in Germany is subject to various rules and regulations relating to the remediation of environmental damage and contamination.
Soil Contamination. Pursuant to the German Federal Soil Protection Act, the responsibility for residual pollution and harmful changes to soil, or Contamination, lies with, among others, the perpetrator of the Contamination, such perpetrator’s universal successor, the current owner of the property, the party in actual control of the property and, if the title was transferred after March 1999, the previous owner of the property if such owner knew or should have known about the Contamination, or the Liable Persons.

The Liable Person that carried out the remediation work may claim indemnification on a pro rata basis from the other Liable Persons. Independently, from the aforementioned liability, civil law liability for Contaminations can arise from contractual warranty provisions or statutory law.
United Kingdom
For a discussion of the impact of regulations in the United Kingdom, refer to Item 1A. “Risk Factors — Risks Related to our Financing Strategy- “We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.”
France
Participation in an Organismes de placement collectif en immobilier
We hold participations in Organismes de placement collectif en immobilier, or OPCIs, each of which takes the form of a Société de Placement à Prépondérance Immobilière à Capital Variable, or SPPICAV. Both the SPPICAV and its management company, Swiss Life Reim (France), are authorized and supervised by the French Autorité des marchés financiers.
Commercial Lease Regulation
The contractual conditions applying to commercial lease periods, renewal, rent and rent indexation are heavily regulated. The minimum duration of commercial leases is nine years. We cannot terminate the lease before such period, except in very specific cases (such as reconstructing or elevating an existing building). The tenant, on the other hand, has the power to terminate the lease at the end of each three-year period, subject to a six-month prior notice requirement. However, in leases of premises to be used exclusively as office spaces, such power of the tenant can be contractually removed.
The tenant has also a right of renewal of the lease at the end of its initial period and a right to a revision of the rent every three years. The rent variation is capped. Except in the case where the rental value considerably changes (increase by more than 10% in case of a revision upon a three-year period), the variation of the rent, in case of a revision upon a three-year period or in case of a renewal, cannot exceed the variation of the Commercial Rents Index (indice trimestriel des loyers commerciaux) or the Retail Rental Index (indice trimestriel des loyers des activités tertiaires). However, this provision does not apply in case of a renewal of a lease, the initial duration of which exceeded nine years or the effective duration of which exceeded twelve years. In addition, even in the case of a renewed or revised lease where the rental value has considerably changed, the rent increase cannot exceed 10% of the rent paid during the previous year.
Moreover, the tenant has a right of first refusal if the leased premises are offered for sale.
The legal distribution of charges between us and the tenant can be contractually determined. However, articles L. 145-40-2 and R. 145-35 of the French commercial code, which result from French law no. 2014-626 of June 18, 2014, make it mandatory for the property owner in leases entered into on or after November 3, 2014 to incur expenditures for major repairs, in particular those related to the obsolescence of the properties and those required to meet changing legal regulation. It also forces the property owner to incur certain taxes.
Bankruptcy Law
In France, a safeguarding (sauvegarde), judicial restructuring (redressement judiciaire) or judicial liquidation (liquidation) procedure commencement order against an insolvent tenant does not lead to the automatic termination of the lease. In such cases, we will not be able to get paid directly by the tenant any rent due before the commencement order. Furthermore, the tenant, via the insolvency court appointed receiver, will have the choice to continue or reject any unexpired lease. If the tenant chooses to continue an unexpired lease, but still fails to pay the rent in connection with the occupancy after the issue of the commencement order, we cannot legally request the termination of the lease before the end of a three-month period from the date of issue of the commencement order.
Environmental Law
In France, our investments are subject to regulations regarding the accessibility of buildings to persons with disabilities, public health and the environment, covering a number of areas, including the ownership and use of classified facilities, the use, storage, and handling of hazardous materials in building construction; inspections for asbestos, lead, and termites; inspection of gas and electricity facilities; assessments of energy efficiency; and assessments of technological and natural risks.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Act, or JOBS Act and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We have availed ourselves of some of the reduced regulatory and reporting requirements that are available to us as long as we qualify as an emerging growth company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.
We will, in general, remain as an emerging growth company for up to five full fiscal years following December 31, 2015. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1 billion in annual revenue in a fiscal year;

•	issue more than $1 billion of non-convertible debt during the preceding three-year period; or

•
become a “large accelerated filer” as defined in Exchange Act Rule 12b-2, which would occur at the end of the fiscal year after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Competition
We are subject to increased competition in seeking investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITS, insurance companies, commercial and investment banking firms, private equity funds, sovereign wealth funds and other investors. Some of these competitors, including other REITS and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.
Employees
We are externally managed by NSAM and do not have our own employees. As of December 31, 2015, NSAM had 276 employees.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating and corporate governance and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.
Our internet address is www.nrecorp.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. We also post corporate presentations on our website from time-to-time. Our website further contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The commercial real estate industry has been and may continue to be adversely affected by economic conditions and geopolitical events in Europe, the United States, China and elsewhere.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon global economic conditions in Europe, the United States, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical events, acts of war and terrorism, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, and weak consumer confidence in many markets, have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with the volatile prices of oil and declining business and consumer confidence may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse economic conditions in the commercial real estate industry, geopolitical events, acts of war or terrorism could harm our business and financial condition by, among other factors, reducing the value of our properties, limiting our access to debt and equity capital and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of investments that result in losses, including tenant defaults, a decrease in revenues and the value of our properties and delinquencies, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment.
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.
The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and shareholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to our stockholders. Market volatility could also lead to significant uncertainty in the valuation of commercial real estate investments, which may result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Liquidity in the capital markets is essential to our business.
Liquidity is essential to our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including a lack of access to capital or prohibitively high costs of obtaining or replacing capital, both domestically and abroad. We depend on external financing to fund the growth of our business mainly because one of the requirements of the Internal Revenue Code for a REIT is that we distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity and debt investments in us. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term or short-term financial prospects or the prospects for REITs and the commercial real estate market generally. Sufficient funding or capital may not be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business and may have difficulty maintaining liquidity and making distributions to our stockholders, which would have a negative impact on the market price of our common stock. For information about our available sources of funds, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K and the notes to our combined consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2015, we had $1.8 billion of borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	require us to maintain minimum unrestricted cash;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	require us to maintain a borrowing base of assets;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default or fail to meet certain coverage tests, we may be required to post additional collateral, subject our assets to foreclosure and/or require us to seek protection under bankruptcy laws. Further, to the extent we take certain actions prohibited by our borrowings, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity.
Continuing concerns regarding European debt, market perceptions concerning the instability of the Euro, recent volatility and price movements in the rate of exchange between the U.S. dollar and the Euro and the potential exit of the United Kingdom from the European Union could adversely affect our business, results of operations and financing.
Concerns persist regarding the debt burden of certain Euro Area countries and their potential inability to meet their future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances in individual Euro Area countries and recent declines and volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Euro Area countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
Furthermore, market concerns about economic growth in the Euro Area relative to the United States and speculation surrounding the potential impact on the Euro of a possible Greek or other country sovereign default and/or exit from the Euro Area may continue to exert downward pressure on the rate of exchange between the U.S. dollar and the Euro, which may adversely affect our results of operations and our ability to obtain financing. Additionally, the United Kingdom is currently seeking to negotiate changes to its membership in the European Union and has announced it intends to conduct a referendum in June 2016 as to whether the United Kingdom should exit the European Union. The exit of the United Kingdom, or the prospect of any exit, may create uncertainty within the United Kingdom and elsewhere regarding potential consequences of an exit. Any such uncertainty or adverse consequences of an exit could negatively impact liquidity of the commercial real estate market within the United Kingdom, which could have an adverse impact the values of our properties located within the United Kingdom. Further, the departure of the United

Kingdom from the European Union may cause instability within the union itself, which could lead to further departures, uncertainly and other adverse impacts, which could adversely impact the values of our properties located within the European Union.
Risks Related to Our Manager
Our ability to achieve our investment objectives and to pay distributions to our stockholders depends in substantial part upon the performance of our manager.
We rely upon NSAM to manage our day-to-day operations and our investments. Our ability to achieve our investment objectives and grow our business is dependent upon the performance of NSAM in the acquisition or disposition of investments, the determination of financing arrangements and the management of our investments and operation of our day-to-day activities under the supervision of, and subject to the policies and guidelines established by, our board of directors. If our manager performs poorly and as a result is unable to manage our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
Any adverse changes in NSAM’s financial health, the public perception of NSAM or our relationship with NSAM could hinder our operating performance and adversely affect our financial condition and results of operations.
Because NSAM is a publicly-traded company, any negative reaction by the stock market reflected in the price of its securities or deterioration in the public perception of NSAM could result in an adverse effect on our ability to manage our portfolio, including acquiring or disposing of assets and obtaining financing from third parties on favorable terms or at all. Recently, NSAM common stock has been highly volatile and NSAM is subject to an activist campaign, all of which could disrupt NSAM’s ability to perform services for us and potentially harm our business. In addition, NSAM depends upon the management and other fees and reimbursement of costs that it receives from us and NSAM’s other managed companies in connection with the acquisition, management and sale of properties to conduct its operations. Any adverse changes in the financial condition of NSAM or our relationship with NSAM could hinder NSAM’s ability to successfully support our business, which could have a material adverse effect on our financial condition and results of operations.
NSAM is seeking potential strategic alternatives, which could result in a change in the ownership of NSAM.
NSAM recently announced its exploration of strategic alternatives to seek to maximize stockholder value for NSAM’s stockholders. This exploration may not result in any transaction being announced or consummated. In addition, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.
If NSAM were to consummate a transaction that resulted in the transfer of a controlling block of securities of NSAM, this could result in a change to the management of our manager and its affiliates as well as a change to the board of directors at NSAM. Further, NSAM is currently the subject of activist efforts to change the board of directors, which may harm our relationship with NSAM. We could be managed by an entity and personnel that do not have the experience and track record that resides within NSAM and suitable alternatives may not be available.  New board members, management and personnel could impair its performance of services to us.  Any such fundamental change to NSAM could be disruptive to our business and operations.
Failure of NSAM to effectively perform its obligations to us, including under the management agreement, could have an adverse effect on our business and performance.
We have engaged NSAM to provide asset management and other services to us pursuant to a management agreement. Our ability to achieve our investment and business objectives and to make distributions to our stockholders depends in substantial part upon the performance of NSAM and its ability to provide us with asset management and other services. We are also dependent on other third party service providers to whom NSAM has delegated various responsibilities or engaged on our behalf. If for any reason NSAM or any other service provider is unable to perform such services at the level we require, our ability to replace NSAM or any other service providers is limited under the terms of our management agreement. Even if we were able to terminate our management agreement with NSAM, alternate service providers may not be readily available on acceptable terms or at all, which could adversely affect our performance and materially harm our ability to execute our business plan.
Our ability to terminate our management agreement with NSAM is limited.
Our management agreement with NSAM is only terminable by us for cause. We are unable to terminate our management agreement for any other reason, including if NSAM performs poorly or is unable to manage us successfully. The term “cause” is limited to specific circumstances set forth in the management agreement. Termination for unsatisfactory financial performance does not constitute “cause” under our management agreement. In addition, we are contractually committed to NSAM’s management for an initial term of approximately 20 years from October 2015, with automatic renewal terms thereafter. These provisions increase our risk that NSAM may not perform well and our business could suffer. If NSAM’s performance as our manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement, the market price of our common stock could suffer.

NSAM’s platform may not be as scalable as we anticipate and we could face difficulties managing our business without significant new investment in personnel and infrastructure by NSAM.
NSAM’s business has grown substantially over the course of the past several years, both in volume and in scope. This expansion has placed significant additional demands on management and other personnel, as well as our support infrastructure.
While we believe NSAM’s platform for operating our business is highly scalable and can support our recent significant growth without substantial new investment in personnel, expertise and infrastructure on a relative basis, we may be wrong in that assessment. It is possible that if the business of the other companies managed by NSAM, including companies sponsored by NSAM, continues to grow, NSAM will need to make significant investments in personnel, infrastructure and expertise to support that growth. In addition, service providers to whom NSAM may delegate certain asset management functions may also be strained by our growth or the growth of their other clients. NSAM, or its service providers, may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Further, during periods of economic retraction, NSAM, or its service providers, may be incented to reduce its personnel and costs, which could have an adverse effect on us.
Substantially all of the fees payable to NSAM are payable regardless of the performance or size of our portfolio and may fail to appropriately incentivize NSAM when managing our portfolio.
We pay NSAM an annual base management fee regardless of the performance or size of our portfolio. Consequently, we may be required to pay NSAM significant base management fees despite certain dispositions of assets, repurchases of our common stock or experiencing a net loss or a decline in the value of our portfolio. This in turn could harm both our ability to make disruptions to our stockholders and the market price of our common stock.
NSAM’s entitlement to compensation regardless of our performance could reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio, particularly if other management agreements to which NSAM is a party have a performance-based fee structure. In addition, NSAM has the ability to earn incentive fees each quarter based on our CAD, which may create an incentive for NSAM to invest in investments with higher yield potential, that are generally riskier or more speculative, or sell an investment prematurely for a gain and pay down borrowings, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. Furthermore, the compensation payable to NSAM will increase as a result of future issuances of our equity securities, even if the issuances are dilutive to existing stockholders. If our interests and those of NSAM are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect our ability to make distributions to our stockholders and the market price of our common stock.
The fees we pay to NSAM in connection with the acquisition and management of our investments pursuant to our management agreement were not determined on an arm’s length basis; therefore, we did not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees we pay to NSAM for services it provides to us pursuant to the management agreement were not determined on an arm’s length basis. As a result, the fees are determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
In addition to the management fees we pay to NSAM, we reimburse NSAM for costs and expenses incurred on our behalf, including indirect personnel and employment costs of NSAM and these costs and expenses may be substantial.
We pay NSAM substantial fees for the services it provides to us and we also have an obligation to reimburse NSAM for costs and expenses it may incur and pay on our behalf. Subject to certain limitations and exceptions, we reimburse NSAM for both direct expenses as well as indirect costs, including a portion of NSAM’s personnel and employment costs. The costs and expenses NSAM incurs on our behalf, including the compensatory costs incurred by NSAM and its affiliates, may be substantial. There are conflicts of interest that could arise when NSAM makes allocation determinations. Subsequent to the Spin-off through December 31, 2015, NSAM allocated $0.4 million of expense to us. In addition, we are required to issue equity awards to NSAM employees at NSAM’s request under the terms of our management agreement. For the year ended December 31, 2015, NSAM granted $0.8 million in the aggregate in our equity awards to its employees, including to employees who serve as our executive officers. NSAM could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
There are conflicts of interest in our relationship with NSAM that could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with NSAM, its affiliates, managed entities and strategic ventures. In particular, we expect to compete for investment opportunities directly with other companies and/or accounts that NSAM or its strategic or joint venture partners manage. Certain of NSAM’s managed companies, along with companies, funds and vehicles that are subject to a strategic relationship between NSAM and its strategic or joint venture partners (which we refer to collectively as strategic vehicles), may have investment mandates and objectives that target the same investments as us.
In addition, NSAM may have additional managed companies or strategic vehicles that will compete directly with us for investment opportunities in the future. We adopted an investment allocation policy with NSAM that is intended to ensure that investments are allocated fairly and appropriately among us and the other NSAM managed companies or strategic vehicles over time, but there is no assurance that NSAM will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that NSAM may consider include, among other factors, the following:

•	investment objectives, strategy and criteria;

•	cash requirements and amount of funds available;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the investment to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the NSAM managed company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a strategic vehicle has received a special allocation (as defined in the investment allocation policy).
If, after consideration of the relevant factors, NSAM determines that an investment is equally suitable for us and one of its managed companies or strategic vehicles, the investment will be allocated among each of the applicable entities, including us, on a rotating basis. New NSAM clients, including us, will be initially added at the end of the rotation. If, after an investment has been allocated to us or any other entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of NSAM, more appropriate for a different entity to fund the investment, NSAM may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, NSAM may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities. In addition, NSAM may sponsor additional managed companies or strategic vehicles in the future and, in connection with the creation of such managed companies or strategic vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by NSAM or us, thereby reducing the number of investment opportunities available to us.
In addition, under this policy, NSAM investment professionals may consider the investment objectives and anticipated pipeline of future investments of its managed companies or strategic vehicles. The decision of how any potential investment should be allocated among us and one of NSAM’s managed companies or strategic vehicles for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by NSAM. Pursuant to the investment allocation policy, NSAM may choose to allocate favorable investments to its other managed companies instead of to us. Our investment allocation policy with NSAM could produce unfavorable results for us that could harm our business.
NSAM also has acquired and may in the future acquire additional interests in third parties, such as management firms that manage certain of our properties, which may cause its interests to differ from ours. NSAM may also encourage our use of third party service providers, including those in which NSAM owns an interest, for which we pay a fee. In addition, we may enter into principal transactions or cross transactions with NSAM’s other managed companies or strategic vehicles. For certain transactions, for which NSAM may receive a fee from the managed company. There is no guaranty that any such transactions will be favorable to us. Because our interests and NSAM’s interests may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.

Further, there are conflicts of interest that arise when NSAM makes expense allocation determinations, as well as in connection with any fees payable between us and NSAM.  These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in NSAM’s failure to allocate and pay certain fees and costs to us appropriately.
NSAM’s professionals who perform services for us face competing demands relating to their time and conflicts of interests relating to performing services on our behalf, which may cause our operations to suffer.
We rely on NSAM’s professionals to perform services related to the operation of our business. NSAM professionals performing services for us also perform services for NSAM’s other managed companies. As a result of their interests in NSAM, other managed companies and the fact that they engage in other business activities on behalf of others, these individuals may face conflicts of interest in allocating their time among us, NSAM and other managed companies and other business activities in which they are involved. In addition, certain management personnel performing services on behalf of NSAM own equity interests in NSAM or other managed companies and NSAM may grant additional equity interests in NSAM or other managed companies to such persons in connection with their continued services. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders or to maintain or increase the value of our investments.
Further, at times when there are turbulent conditions in the real estate markets or distress in the credit markets or other times when we will need focused support and assistance from NSAM, NSAM’s other managed companies may likewise require greater focus and attention, placing NSAM’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if NSAM did not act as a manager for other entities.
Our executive officers are employees of NSAM and face conflicts of interest related to their positions and interests in NSAM, which could hinder our ability to implement our business strategy.
Our executive officers are employees of NSAM and provide services to us solely in such capacity pursuant to NSAM’s obligations to us under the management agreement. We do not have employment agreements with any of our executive officers. If the management agreement with NSAM were to be terminated, we would lose the services of all our executive officers and other NSAM investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by NSAM, such individual would also no longer serve as one of our executive officers. NSAM is an independent contractor and controls the activities of its employees, including our executive officers. Our executive officers therefore owe duties to NSAM and its stockholders, which may from time-to-time conflict with the duties they owe to us and our stockholders. In addition, our executive officers may also own equity in NSAM or its other managed companies. As a result, the loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities.
Both our board of directors and NSAM’s board of directors have adopted, and will likely in the future adopt, certain incentive plans to create incentives that will allow us and NSAM to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock or NSAM’s common stock and a decline in stock price, like we have recently experienced, may result in us or NSAM being unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require NSAM or us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
We may not realize the anticipated benefits of our manager’s strategic partnerships and joint ventures.
NSAM may enter into strategic partnerships and joint ventures to further its own interests or the interests of its managed companies, including us. NSAM may not be able to realize the anticipated benefits of these strategic partnerships and joint ventures. These strategic partnerships and/or joint ventures may also subject NSAM and its managed companies, including us, to additional risks and uncertainties, as NSAM and its managed companies, including us, may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, control and personnel that are not under NSAM’s control. In addition, where NSAM does not have a controlling interest, it may not be able to take actions that are in our best interests due to a lack of full control. Furthermore, to the extent that NSAM’s partners provide services to us, certain conflicts of interests may exist. Moreover, disagreements or disputes between NSAM and its partners could result in litigation, which could potentially distract NSAM from our business.
NSAM manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment and financing decision made by NSAM unless required by our investment guidelines.
NSAM is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. Our board of directors may also make modifications to our investment guidelines from time to time as it deems appropriate. In addition, in conducting periodic reviews or modifying our investment guidelines, our board of directors may rely primarily on information provided to them by NSAM. Furthermore, transactions entered into by NSAM on our behalf may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. NSAM has flexibility within the broad parameters of our investment guidelines in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.
NSAM’s liability is limited under the management agreement and we have agreed to indemnify NSAM against all liabilities incurred in accordance with and pursuant to the management agreement.
We have entered into a management agreement with NSAM, which governs our relationship with NSAM. Our manager maintains a fiduciary relationship with us. Under the terms of the management agreement, and subject to applicable law, NSAM, its directors, officers, employees, partners, managers, members, controlling persons, and any other person or entity affiliated with NSAM are not liable to us or our subsidiaries for acts taken or omitted to be taken in accordance with and pursuant to the management agreement, except those resulting from acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement. In addition, subject to applicable law, we have agreed to indemnify NSAM and each of its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with NSAM from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with NSAM’s performance of its duties or obligations under the management agreement or otherwise as our manager, except where attributable to acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement.
NSAM is subject to extensive regulation as an investment adviser in the United States and as a fund services business in the Bailiwick of Jersey and under the Business Investment Act of Bermuda, which could adversely affect its ability to manage our business.
Certain of NSAM’s affiliates, including our manager, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of NSAM’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. NSAM could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, or its registration in the Bailiwick of Jersey or Bermuda, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
NSAM must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC, the Jersey Financial Services Commission, the Bermuda Monetary Authority and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if NSAM fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Risks Related to Our Investments
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. Any economic slowdown or recession, most particularly affecting the jurisdictions in which we own properties, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any of the foregoing could significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds, sovereign wealth funds and other investors. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments, our returns may be lower and the value of our investments may not increase or may decrease significantly below the amount we paid for such investments. If such events occur, we may experience lower returns on our investments.
While we are focused on investing in office properties within the United Kingdom, Germany and France, we have no established investment criteria limiting the particular country or region, industry concentration or investment type of our investments. If our investments are concentrated in a particular country or region or property type that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Properties that we may acquire may be concentrated in a particular country or region or in a particular property type. These current and future investments carry the risks associated with significant regional or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain countries or regions or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a particular country or region in which our investments may be concentrated, or economic upheaval with respect to a particular property type, could have an adverse effect on our business, including impairing the value of our properties.
Approximately 96% of our in-place rental income is generated from office properties, which increases the likelihood that risks related to owning office properties will become more material to our business and results of operations.
Approximately 96% of our in-place rental income is generated from office properties. Our exposure to the risks inherent in the office sector may make us more vulnerable to a downturn or slowdown in the office sector. A downturn in the office industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects may be more pronounced than if our investments were more diversified.
We are subject to additional risks due to the international nature of our investments, which could adversely impact our business and results of operations.
All of our investments are located within Europe, or more specifically within Germany, the United Kingdom, France, the Netherlands, Italy, Belgium, Sweden, Portugal and Spain.
Most of our management’s expertise involves U.S. real estate assets and neither we nor NSAM has extensive expertise in international markets. Our investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States. We and NSAM may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result. These risks include:

•
governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	translation and transaction risks related to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation, deflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•
our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States, or U.S. GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of collateral.
Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to qualify and remain qualified as a REIT. In addition, there is generally less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
Our business is also subject to extensive regulation by various non-U.S. regulators, including governments, central banks and other regulatory bodies, in the jurisdictions in which the business operates. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have a significant and adverse effect not only on our businesses in that market but also on our reputation generally.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently are party to and may in the future enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the operation of the properties owned by such joint venture;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Real estate investments are relatively illiquid. A variety of factors could make it difficult for us to dispose of any of our investments on acceptable terms even if a disposition is in the best interests of our stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.

We may also give our tenants a right of first refusal or similar options. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We are subject to risks, such as declining real estate values and operating performance, associated with future advance or capital expenditure obligations and our capital expenditure projections may prove inaccurate.
Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our debt due. We may also need to fund capital expenditures and other significant expenses for our investments in excess of those projected at the time of our underwriting because of, among other reasons, inaccurate or incomplete technical advice from our advisors at the time of underwriting that results in greater than expected expenditures.
We could also determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations, which could result in material losses.
We may obtain only limited warranties when we purchase a property, which increases the risk that we may lose some or all of our invested capital in the property or rental income from the property if losses are incurred that are not covered by the limited warranties, which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to our stockholders.
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if losses are incurred that are not covered by the limited warranties. If we experience losses that are not recoverable under the limited warranties provided by a seller, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders. In addition, we may be further limited in our ability to enforce against breaches of certain representations and warranties granted in the purchase and sale agreement beyond a very limited period of time or at all where a seller is in financial distress or where the seller of a property we purchase is a liquidating fund or funds after our purchase of the property.
We may be required to indemnify purchasers of our assets against certain liabilities and obligations, which may affect our returns on dispositions.
We may be required to enter into real estate purchase and sale agreements with extensive warranties, representations and indemnifications, which may expose us to liabilities and obligations following dispositions of our assets. Despite our efforts, we may fail to identify all liabilities, which may materially impair the anticipated returns on any dispositions. Further, we may be forced to incur unexpected significant expense in connection with such liabilities and obligations, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The price we pay for acquisitions of real property is based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments is based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of property and other factors. In addition, increased competition in the real estate market may drive up prices for commercial real estate. If any of our projections are inaccurate or we overpay for investments and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and we could experience losses. This may be particularly pronounced during periods of market dislocation.
Our lease transactions may not result in market rates over time, which could have an adverse impact on our income and distributions to our stockholders.
We expect substantially all of our rental and escalation income to come from lease transactions, which may have longer terms than one year or renewal options that specify maximum rate increases. If we do not accurately judge the potential for increases in market rates, rental and escalation increases, the terms of our lease transactions may fail to result in fair market rates over time.

Further, we may have no ability to terminate our lease transactions or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not enter into lease agreements with longer terms or renewal options that specify maximum rates increase, which could have an adverse impact on our income and distributions to our stockholders.
We may enter into short term leases that are subject to heightened lease turnover risk or we may invest in single tenant properties or properties that are leased primarily to one tenant, which could negatively impact our ability to comply with financial covenants under our borrowings and could materially impact our income and distributions to our stockholders.
We may also enter into leases that are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for single tenant properties or our properties that are primarily leased to one tenant, such as certain of our Italian, French and Dutch properties in the SEB portfolio and the Trianon Tower, lease expirations may impact our ability to comply with financial covenants under our borrowings. As a result, we could be subject to a sudden and material change in value of our portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to comply with or obtain relief from our financial covenants under the borrowings related to, or cross-collateralized with, the properties that are subject to these leases.
We may not be able to relet or renew leases at our properties on favorable terms, or at all.
The ability to relet or renew leases underlying our investments may be negatively impacted by challenging economic conditions in general or challenging market conditions in a particular region or asset class. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates in certain instances at our properties, which may decrease upon renewal. Any such decrease could adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and could lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to our stockholders.
Additionally, the open market lease review process in certain jurisdictions can be a lengthy one and often results in resolution though arbitration. While the agreed rent level generally applies retroactively to the lease review date, this can be a lengthy and costly process.
Many of our investments are dependent upon tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We depend on our tenants to manage the day-to-day operations of our real estate properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. We may not be able to find suitable tenants to lease our properties, and the ability of our tenants to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant to meet its obligations to us. Tenants who are having trouble with their cash flow are more likely to expose our properties to liens and other risks to our investments. In addition, we may have trouble recovering from tenants who are insolvent or in financial distress. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants. In addition, to the extent we seek to replace a tenant following a default we may incur substantial delays and expenses. Further, we may be required to fund certain expenses and obligations to preserve the value of our properties while they are being marketed to secure a new tenant. Once a suitable tenant is located, it may still take an extended period of time before the replacement tenant takes possession of the property. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may become responsible for unexpected capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.
We may be responsible under local law of certain jurisdictions in which we own property for unexpected capital improvements. In France, the legal distribution of charges between us and the tenant may be contractually set out. However, certain French law makes it mandatory for us, as owners of the real properties, for leases entered into or renewed on or after November 3, 2014, to incur expenditures for major repairs, in particular those related to the obsolescence of the properties and those required to meet changing legal regulation. They may also force us to pay certain taxes. These expenditures, which cannot be contractually transferred to the tenant, could have a material adverse effect on our business if they exceed our expectations.
In addition, under German law, maintenance and modernization measures may be required to meet changing legal, environmental or market requirements (e.g., with regard to health and safety requirements and fire protection). The costs associated with keeping properties up to market demand are borne primarily by the property owner. Lease agreements for commercial properties may also transfer responsibility for the maintenance and repair of leased properties to tenants. However, the costs of maintenance and repairs to the roof and structures and of areas located in the leased property used by several tenants may not be fully transferred to tenants by use of general terms and conditions and requires contractual limitation on the amount apportioned.
Furthermore, although tenants are generally responsible for capital improvement expenditures under typical net lease structures applicable in the United Kingdom, it is possible that a tenant may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected property. We may be forced to incur unexpected significant expense to maintain our properties, even those that are subject to net leases. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We could incur additional costs if the actual costs of maintaining or modernizing our properties exceed our estimates, if we are not permitted to raise rents in connection with maintenance and modernization measures, if hidden defects not covered by insurance or contractual warranties are discovered during the maintenance or modernization process or if additional spending is required. Any failure to undertake appropriate maintenance and modernization measures could adversely affect our rental income and entitle tenants to withhold or reduce rental payments or even to terminate existing lease agreements. If we incur substantial unplanned maintenance, repair and modernization costs or fail to undertake appropriate maintenance measures, this could have a material adverse effect on our business, net assets, financial condition, cash flows or results of operations.
We are party to commercial leases that are heavily regulated to protect the tenant and any future amendments to such regulation could increase our expenditures.
Commercial leases are heavily regulated in some countries in which we operate. In France, the contractual conditions applying to commercial leases duration, renewal, rent and rent indexation are considered matters of public policy, and as such are heavily regulated to protect the tenant. The minimum duration of a commercial lease is nine years. The tenant has the right to terminate the lease at the end of every three-year period, unless contractually agreed otherwise; he also has a right of renewal of the lease upon termination of the lease’s initial period.
In addition, the tenant has a right of revision of the rent every three years. The rent variation, however, is capped. Except where the rental value considerably changes (increase by more than 10% in case of a revision upon a three-year period), the variation of the rent, in case of a revision upon a three-year period or in the case of a renewal, cannot exceed the variation of the indice trimestriel des loyers commerciaux, or the Commercial Rents Index, or the indice trimestriel des loyers des activités tertiaires, or the Retail Rental Index. However, this provision does not apply in case of a renewal of a lease, the initial duration of which exceeded nine years or the effective duration of which exceeded twelve years. In addition, even in the case of a renewed or revised lease where the rental value has considerably changed, the rent increase cannot exceed 10% of the rent paid during the previous year. Consequently, we cannot freely raise rents of ongoing leases in France.
Furthermore, changes in the content, interpretation or enforcement of these regulations could compromise some of the practices adopted by us in managing our property holdings and increase our costs for operating, maintaining and renovating our property holding and adversely affect the valuation of our property holding. In particular, recent changes to French law amended many provisions applicable to commercial leases in France, and more specifically:

•
canceled any reference in the French commercial code, with respect to the variation of the rent of a renewed or revised lease, to the indice national trimestriel mesurant le coût de la construction, or the Construction Cost Index, and replaced it with the Commercial Rents Index and the Retail Rental Index;

•
removed the possibility to contractually remove the right of the tenant to terminate the lease at the end of every three-year period, with the exception of leases for premises to be used exclusively as office space; and

•	made it mandatory for the property owner to incur certain charges.
Lease defaults, terminations or landlord-tenant disputes may reduce our income from our real estate investments.
The creditworthiness of our tenants in our real estate investments have been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments or evict a defaulting tenant and have limited or no recourse against a guarantor. In addition, the legal process for evicting defaulting tenants may be lengthy and costly. Tenants as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations.
The bankruptcy, insolvency or financial deterioration of any of our tenants could significantly delay our ability to collect unpaid rents or require us to find new tenants.
Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major tenants, including bankruptcy, insolvency or a general downturn in business, or the occurrence of any of our major tenants failing to renew or extend their lease.
We are exposed to the risk that our tenants may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although some of our leases and loans permit us to evict a tenant, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
Bankruptcy laws vary across the different jurisdictions in Europe. In certain jurisdictions, a debtor has the option to assume or reject an unexpired lease. A debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. In France, if the debtor chooses to continue an unexpired commercial lease, but still fails to pay the rent in connection with the occupancy after the bankruptcy procedure commencement order, we cannot legally request the termination of the lease before the end of a three-month period from the date of issue of the order relating to the bankruptcy procedure commencement.
Our tenants’ forms of entities may cause special risks or hinder our recovery.
Most of our tenants in the real estate that we own are legal entities rather than individuals. The obligations these entities owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our tenants, or a general partner or managing member of that tenant, may impair our ability to enforce our rights and remedies under the terms of the lease agreement.
Compliance with fire and safety and other regulations may require us or our tenants to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our properties are required to comply with jurisdiction-specific fire and safety regulations, building codes and other land regulations and licensing or certification requirements as they may be adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us and our tenants. For example, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our tenants and increase their likelihood of default.
Environmental compliance costs and liabilities associated with our properties may materially impair the value of our investments and expose us to liability.
Under various international and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination.

These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
We may make investments that involve property types and structures with which we have less familiarity, thereby increasing our risk of loss.
We may determine to invest in residential real estate and multifamily housing and other certain property types with which we have limited or no prior experience. When investing in property types with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these investments could require additional management time and attention relative to investments with which we are more familiar. All of these factors increase our risk of loss.
We may dispose of properties that do not meet our strategic plans. If the proceeds of our dispositions are not what we expect, or if we cannot effectively and timely deploy the proceeds, there could be an adverse effect on our results of operations and our ability to make distributions to our stockholders.
We may dispose of properties that we do not meet our strategic plans. We then intend to use the proceeds generated from any potential disposition to acquire additional properties that meet the requirements of our strategic plans. We may not be able to dispose of properties for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of those properties, we may not be able to use the capital in a timely or more efficient manner. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities could have an adverse effect on our results of operations and our ability to make distributions to our stockholders.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce your returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we may not obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We use a variety of financing sources, including mortgage notes, credit facilities and other term borrowings, as well as preferred equity and convertible senior notes. For example, as of March 22, 2016, we had $1.6 billion of borrowings outstanding which is comprised of $0.2 billion recourse borrowings under the Senior Notes and $1.4 billion in mortgage financings.
Our ability to effectively execute our financing strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. While we seek non-recourse long-term financing, such financing may not be available to us on favorable terms or at all. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may include more restrictive recourse borrowings and borrowings with higher debt service that limit our ability to engage in certain transactions and reduce our cash available for distribution to stockholders. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and distributions to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we acquire or originate.
Stockholders may experience substantial dilution, including if we settle the Senior Notes with our common stock, which can affect the trading price of our common stock, earnings per share and cash available for distribution, or CAD, per share.
We may undertake substantial offerings of securities that are settlable, exchangeable or convertible into our common stock. For example, if we meet all of the conditions under the indenture governing our Senior Notes to settle the Senior Notes in our common stock and elect to settle the remaining Senior Notes in our common stock as of March 24, 2016, then depending on the trading price of our common stock during the applicable measurement period which for illustration purposes we assume $12.50 per share, existing stockholders as of December 31, 2015, adjusted for shares issued in connection with the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, would experience more than approximately 25% dilution in ownership due to the settlement in our common stock. In addition, we may issue shares of our common stock upon exercise or settlement of any share-based payment awards under our equity and incentive plans. If we continue to engage in such offerings, whether through the public markets or in private placements, our existing stockholders may experience immediate and substantial dilution in their percentage ownership of our common stock outstanding and such offerings can result in substantial decreases to our stock price. Furthermore, any such dilutions due to the issuance of additional shares of our common stock could adversely impact our earnings per share and CAD per share.
Substantially all of our borrowings are floating rate and fluctuations in interest rates may cause losses.
Substantially all of our existing borrowings bear, and future borrowing may bear, interest at variable rates. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Our interest rate risk sensitive assets, liabilities and related derivatives are generally held for non-trading purposes. Based on our current portfolio, a hypothetical 1%, 2% and 3% increase in the applicable benchmark (EURIBOR and GBP LIBOR) applied to our floating-rate liabilities and related derivatives would result in an increase in net interest expense of approximately $11 million, $13 million and $13 million, respectively, annually.
In a period of rising interest rates, our interest expense could increase while the income we earn on our investments would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our investments less our operating costs, reduced by any credit losses and financing costs. Income from our investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our investments could result in losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
We may not successfully align the maturities of our liabilities with the maturities on our investments, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our investments in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our investments. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding investment may increase substantially, which could harm our operating results, liquidity and financial condition.
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could cause an adverse impact on our results of operations.
We may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through credit facilities and other types of borrowings may put our investments and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the investments subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying investments. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of investments, which could impact our investment allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our investments as fully as we would choose, which could reduce our income generated on such investments. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
As of December 31, 2015, our real estate portfolio had $1.4 billion of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to our stockholders and to repay all maturing borrowings. This may entitle secured creditors to exercise their rights under their credit documentation which may include an acceleration of their claims and a foreclosure of security. The rights of creditors on foreclosure will be jurisdiction specific, but in the United Kingdom, for example, this may include the appointment of a receiver pursuant to the Law of Property Act 1925 who will be entitled to take possession and control of the relevant secured properties subject to the mortgage and to exercise a power of sale of a property in order discharge the secured indebtedness. This creates a risk that the proceeds will be insufficient to provide us with any equity in those properties. Alternatively, the secured creditors may have the right to appoint an administrator with respect to the property investments situated in the United Kingdom. An administrator is an officer of the court who will take possession, custody and control of the relevant company’s assets and undertaking and to exercise legislative powers that include a power of sale. The appointment of an administrator may similarly create a risk that the proceeds of realization of our assets in an administration will be insufficient to provide us with any equity in those properties or surplus proceeds.
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to our stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We have and may in the future enter into interest rate swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or investment;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•
the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. We may also be exposed to liquidity issues as a result of margin calls or settlement of derivative hedges.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any foreign or U.S. governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates and change in foreign currency exchange rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising or foreign currency exchange rates are unfavorable and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any foreign or U.S. governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we may enter into a hedging transaction will most likely result in a default. Default by a party with whom we may enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Refer to the below risk factor “— Risks Related to Regulatory Matters and Our REIT Tax Status — The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities” for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.
Risks Related to Our Company
We may be subject to the actions of activist shareholders.
We may be the subject of increased activity by activist shareholders and shareholder activism generally is increasing. Responding to shareholder activism can be costly and time-consuming, create conflicts with our manager, disrupt our operations and divert the attention of our manager from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected.
Failure of NorthStar Realty to effectively perform its obligations to us could have an adverse effect on our business and performance.
In connection with the Spin-off, we entered into a separation agreement and various other agreements with NorthStar Realty. These agreements govern our relationship with NorthStar Realty and generally provide that all liabilities and obligations attributable to periods prior to the Spin-off. We and NorthStar Realty agreed to provide each other with indemnities with respect to liabilities arising out of the period after the Spin-off. We rely on NorthStar Realty to perform its obligations under these agreements. Any such failure could lead to a decline or other adverse effects to our operating results and could harm our ability to execute our business plan.

If our ability to issue equity awards is limited, we may be in breach of our management agreement with NSAM and it could impact NSAM’s ability to retain key employees.
We are required to issue equity awards to NSAM employees at NSAM’s request under the terms of our management agreement. We may at times have limited availability under our incentive plan to issue equity awards to these employees. We may seek stockholder approval for additional equity awards and there is no assurance stockholders would grant such approval. To the extent we do not have sufficient equity awards available, we may have to compensate these employees using cash. Because CAD excludes equity-based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on CAD and reduce our liquidity position.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a European commercial real estate company, our business is highly dependent on information technology systems, including systems provided by NSAM and third parties over which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
We may continue to grow our business through acquisitions, which entails substantial risk.
We may continue growing our business through acquisitions. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. We may also incur significant transaction and integration costs in connection with such acquisitions. Further, we may not successfully integrate the investments that we acquire into our business and operations, which could have a material adverse effect on our financial results and condition.
We believe CAD and net operating income, or NOI, each a non-GAAP measure, provide meaningful indicators of our operating performance, however, CAD and NOI should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as indicators of operating performance.
Management uses CAD and NOI, each a non-GAAP measure, to evaluate our profitability and our board of directors considers CAD and NOI in determining our quarterly cash distributions.
We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items. We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items, including depreciation and amortization (excluding amortization of second generation tenant improvements and leasing commissions), straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and amortization of equity-based compensation; maintenance capital expenditures; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other (excluding accelerated amortization related to sales of investments); impairment on depreciable property; bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions; and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise.
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represent our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and (iv) less property operating expenses.
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
CAD and NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as indicators of operating performance. In addition, our methodology for calculating CAD and NOI may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies. For example, our calculation of CAD per share will not take into account any potential dilution from any Senior Notes or restricted stock units subject to performance metrics not yet achieved.
The use of estimates and valuations may be different from actual results, which could have a material effect on our combined consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. In addition, the value of the assets in our portfolio may differ from our estimates. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our combined financial statements.
Our distribution policy is subject to change.
Our board of directors determines an appropriate distribution on our common stock based upon numerous factors, including REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our investments, general economic conditions and economic conditions that more specifically impact our business or prospects. Our board of directors expects to review changes to our distribution on a quarterly basis and distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate distribution on our common stock.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions to our stockholders may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future or we may have to reduce our distribution rate.
There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.
Our board of directors has approved a stock repurchase program and may approve additional repurchase programs in the future. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations, financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all. Further, to the extent we incur borrowings to finance stock repurchases, our leverage will be increased, which increases the risk of loss associated with our business.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. We may not make a distribution on our common stock unless permitted by Maryland law.

We may change our investment strategy without stockholder consent and make riskier investments.
We may change our investment strategy at any time without the consent of our stockholders, which could result in us making investments that are different from and possibly riskier than our existing investments. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us, which could depress our stock price.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors will exempt any business combinations: (i) between us and NSAM, any of its affiliates or any of their sponsored or other managed companies; and (ii) between us and any person, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our authorized but unissued common and preferred stock and other provisions of our charter and bylaws may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock and authorizes a majority of our entire board of directors, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and may set the preferences, conversions or other rights, voting powers and other terms of the classified or reclassified shares. Our board of directors could establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of stockholders.
Our charter and bylaws contains other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.
Maryland law also allows a corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board of directors under this provision of Maryland law. This may make us more vulnerable to a change in control. If stockholders voted to amend this charter provision and to classify our board of directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of stockholders.
Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, NYSE, Internal Revenue Service, or IRS, and other international, federal, state and local governmental bodies and agencies. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
If we are deemed an investment company under the Investment Company Act, our business would be subject to applicable restrictions under the Investment Company Act, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our common stock.
We do not believe that we are an “investment company” under the Investment Company Act because we are not, and we do not hold ourselves out, as being engaged primarily in the business of investing, reinvesting or trading in securities, and thus we do not fall within the definition of investment company provided in Section 3(a)(1)(A) of the Investment Company Act. Instead, we are in the business of commercial real estate. In addition, we satisfy the 40% test provided in Section 3(a)(1)(C) of the Investment Company Act. This test, described in more detail under “Business—Regulation—Policies Related to the Investment Company Act” below, provides that issuers that own or propose to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets are investment companies. Because of the nature of our assets, we do not expect to own investment securities. Instead, we own commercial real estate through our wholly-owned and majority-owned subsidiaries. Thus, we seek to conduct our operations so that we will not be deemed an investment company under the Investment Company Act. If we were to be deemed an investment company, however, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We believe that our organization and method of operation will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2015, and we intend to continue to operate in a manner so as to continue to qualify as a REIT. However, we cannot assure you that we will remain qualified as a REIT. Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock. See “Federal Income Tax Consequences of Our Status as a REIT” for a discussion of material U.S. federal income tax consequences relating to us and our common stock.
If NorthStar Realty failed to qualify as a REIT in its 2015 taxable year, we would be prevented from electing to qualify as a REIT.
We believe that from the time of our formation until the date of our separation from NorthStar Realty, we were treated as a “qualified REIT subsidiary” of NorthStar Realty. Under applicable Treasury regulations, if NorthStar Realty failed to qualify as a REIT in its 2015 taxable year, unless NorthStar Realty’s failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which NorthStar Realty failed to qualify.
Complying with REIT requirements may force us to borrow funds to make distributions to our stockholders or otherwise depend on external sources of capital to fund such distributions.
To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a U.S. federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, repurchases of our outstanding debt at a discount and investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraph, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third‑party sources of capital will depend upon a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of our stock.
We could fail to qualify as a REIT and/or pay additional taxes if the IRS recharacterizes the structure of certain of our European investments.
We have funded our equity in certain of our European investments through the use of instruments that we believe will be treated as equity for U.S. federal income tax purposes. If the IRS disagreed with such characterization and was successful in recharacterizing the nature of our investments in European jurisdictions, we could fail to satisfy one or more of the asset and gross income tests applicable to REITs. Additionally, if the IRS recharacterized the nature of our investments and we were to take action to prevent such REIT test failures, the actions we would take could expose us to increased taxes both internationally and in the United States.
We could be subject to increased taxes if the tax authorities in various European jurisdictions were to modify tax rules and regulations on which we have relied in structuring our European investments.
We seek to structure our investments in a tax efficient manner by complying with local tax rules, regulations, tax authority rulings and international tax treaties. Should changes occur to these rules, regulations, rulings or treaties, the amount of taxes we pay with respect to our investments may increase.
If, in order to meet the REIT distribution requirement, we must repatriate cash from various European jurisdictions at a higher level than planned, we could be subject to additional taxes in such European jurisdictions.
As discussed above, we seek to structure our investments in a tax efficient manner by complying with local tax rules, regulations, tax authority rulings and international tax treaties. That favorable tax treatment may be in part is dependent on the timing amount and level of ownership from which we repatriate cash from European jurisdictions. If, in order to meet the REIT distribution requirement, we must repatriate cash from those jurisdictions in excess of what is planned for tax efficiency we could be subject to additional taxes in such European jurisdictions.
Even if we qualify as a REIT, we may be subject to tax (including foreign taxes for which we will not be permitted to pass-through any foreign tax credit to our stockholders), which would reduce the amount of cash available for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to foreign, U.S. federal, state and local taxes, including alternative minimum taxes and foreign, state or local income, franchise, property and transfer taxes. For example, we intend to make investments solely in real properties located outside the United States through foreign entities. Such entities may be subject to local income and property taxes in the jurisdiction in which they are organized or where their assets are located. In addition, in certain circumstances, we may be subject to non-U.S. withholding tax on repatriation of earnings from such non-U.S. entities. To the extent we are required to pay any such taxes we will not be able to pass through to our stockholders any foreign tax credit with respect to our payment of any such taxes.
To the extent we distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income and will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under the Internal Revenue Code. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT. Furthermore, we may hold some of our assets through taxable REIT subsidiaries, or TRSs. Any TRS or other taxable corporation in which we own an interest could be subject to U.S. federal, state and local income taxes at regular corporate rates if such entities are formed as domestic entities or generate income from U.S. sources or activities connected with the United States, and also will be subject to any applicable foreign taxes. Any of these taxes would decrease the amount available for distribution to our stockholders.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.
We must also ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law: (i) any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets; (ii) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain); and (iii) any transaction entered into to “offset” a transaction described in clause (i) or (ii) if a portion of the hedged indebtedness is extinguished, or the related property is disposed of, will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into and to satisfy other identification requirements in order to be treated as a qualified hedging transaction. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.
Currency fluctuations could adversely impact our ability to satisfy the REIT requirements.
Substantially all of our operating income and expense is denominated in currencies where our assets are located and our Operating Partnership pays distributions in foreign currencies or U.S. dollars. Accordingly, our Operating Partnership holds various foreign currencies at any given time and may enter into foreign currency hedging transactions. The U.S. federal income tax rules regarding foreign currency transactions could adversely impact our compliance with the REIT requirements. For example, changes in the U.S. dollar value of the currencies of our operations will impact the determination of our gross income from such operations for U.S. federal income tax purposes. Variations in such currency values could therefore adversely affect our ability to satisfy the REIT gross income tests. In addition, foreign currency held by our Operating Partnership could adversely affect our ability to satisfy the REIT asset tests to the extent our Operating Partnership holds foreign currency on its balance sheet other than its functional currency or otherwise holds any foreign currency that is not held in the normal course of the activities of our Operating Partnership which give rise to qualifying income under the 95% or 75% gross income tests or are directly related to acquiring or holding qualifying assets under the 75% asset test.
If any of our activities do not comply with the applicable REIT requirements, the U.S. federal income tax rules applicable to foreign currencies could magnify the adverse impact of such activities on our REIT compliance. For example, if we receive a distribution from our Operating Partnership that is attributable to operations within a particular foreign jurisdiction, we could recognize foreign currency gain or loss based on the fluctuation in the U.S. dollar value of the local currency of such jurisdiction between the time that the underlying income was recognized and the time of such distribution. Provided that the segment of our Operating Partnership’s business to which such distribution is attributable satisfies certain of the REIT income and asset tests on a standalone basis, any foreign currency gain resulting from such distribution will be excluded for purposes of the REIT gross income tests. However, if such segment did not satisfy the applicable REIT income and asset tests on a standalone basis, any currency gain resulting from such distribution may be non-qualifying income for purposes of the REIT gross income tests, which would adversely affect our ability to satisfy such tests. As another example, foreign currency gain attributable to our holding of certain obligations, including currency hedges of such obligations, will be excluded for purposes of the 95% gross income test, but not the 75% gross income test. However, if such gains are attributable to cash awaiting distribution or reinvestment, such gains may be non-qualifying income under the 75% and 95% gross income tests. Furthermore, the impact of currency fluctuations on our compliance with the REIT requirements could be difficult to predict.
The U.S. federal income tax rules regarding foreign currency transactions are complex, in certain respects uncertain, and limited authority is available regarding the application of such rules. As a result, there can be no assurance that the IRS will not challenge the manner in which we apply such rules to our operations. Any successful challenge could increase the amount which we are required to distribute to our stockholders in order to qualify as a REIT or otherwise adversely impact our compliance with the REIT requirements.

Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the U.S. federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to as a result of a default on a debt investment or lease and for which we make a foreclosure property election, but including loans, held primarily for sale to customers in the ordinary course of business. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales or other activities through a TRS.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
We may make taxable distributions that are payable in cash and our common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/stock distributions, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and our common stock. If we made a taxable distribution payable in cash and our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells our common stock that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the distribution, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in our common stock. If we made a taxable distribution payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common stock.
The stock ownership restrictions of the Internal Revenue Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our stock and restrict our business combination opportunities.
To qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our stock under this requirement. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person, including entities, may own more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% in value or number (whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. The board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our common stock outstanding would result in the termination of our status as a REIT. Despite these restrictions, it is possible that there will be five or fewer individuals who own more than 50% in value of our outstanding shares, which could cause us to fail to continue to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
Non-U.S. stockholders will generally be subject to withholding tax with respect to our dividends.
Non-U.S. stockholders will generally be subject to U.S. federal withholding tax on dividends received from us at a 30% rate, subject to reduction under an applicable treaty or a statutory exemption under the Internal Revenue Code. Although such withholding taxes may be creditable in such non-U.S. stockholder’s resident jurisdiction, for many such non-U.S. stockholders, investment in a REIT that invests principally in non-U.S. real property may not be the most tax-efficient way to invest in such assets compared to a direct investment in such assets which would generally not subject such non-U.S. stockholders to U.S. federal withholding taxes.
Unexpected tax costs could arise through changes to tax law or tax rates in various jurisdictions in which we operate.
There is a risk of unexpected tax costs through lack of tax planning or execution in tax-paying jurisdictions. These matters could have a material adverse effect our business, results of operations, financial condition or prospects.
Changes to our corporate structure may result in an additional tax burden.
We may undergo changes to our corporate structure involving, among other things, the direct or indirect transfer of legal or beneficial title to real estate. These transactions may results in unforeseen adverse tax consequences that may have detrimental effects on our business, net assets, financial condition, cash flow and results of operations.
Risks Related to Ownership of Our Common Stock
We may not be able to successfully implement our business strategy.
There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders or any distributions at all, once we commence operations as an independent company. Our financial condition, results of operations and cash flow will be affected by the expenses we will incur as an independent public company, including fees paid to NSAM as well as legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE. In addition, our results of operations and our ability to make or sustain distributions to our stockholders depend on, among other factors, the availability of opportunities to acquire attractive investments in Europe, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market and the financial markets and economic conditions, particularly in Europe. Furthermore, most of our expertise to date is in the United States and neither we nor NorthStar Realty or NSAM has owned or managed substantial investments over the long term in international markets. Our ability to achieve our investment objectives and to make distributions to stockholders will depend in substantial part upon the performance of NSAM and its ability to provide us with asset management and other services. After the European Spin-off, NorthStar Realty will not be required, and does not intend, to provide us with funds to finance our working capital or other cash requirements, so we will need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, through strategic relationships or other arrangements. There can be no assurance that we will be able to enter into any necessary additional financing on favorable terms or at all.
If, we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. To comply with this statute, we will be required to document and test our internal controls procedures and our management will be required to assess and issue a report concerning our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer.
The market price and trading volume of our common stock may be volatile.
The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this Annual Report on Form 10-K or for reasons unrelated to our specific performance, such as investor perceptions, reports by industry analysts or negative developments with respect to our affiliates, as well as third parties. Our common stock could also be volatile as a result of speculation or general economic and industry conditions.
The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and, like smaller reporting companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the Spin-off. We would cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur at the end of the fiscal year after: (i) we have filed at least one annual report; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock (assuming a market ever develops) and our value may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.
Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholders believe is a more favorable judicial forum for disputes with us or our directors, officers, manager or agents.
Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any director, officer, manager, agent or employee of ours to us or our stockholders; (iii) any action asserting a claim against us or any director, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our charter or bylaws brought by or on behalf of a stockholder; or (iv) any action asserting a claim against us or any director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, manager or agents, which may discourage lawsuits against us and our directors, officers, manager or agents.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties are part of our real estate segment and are described under Item 1. “Business - Our Investments.” The following table presents information with respect to our real estate investments as of December 31, 2015 (dollars in thousands):

Location	Rentable square meters(1)	Percentage Leased		Number of Buildings		Lease Expiration Date(2)	Gross Carrying Value(3)(4)		Borrowings(4)
Germany
Frankfurt	75,489	96%		4		Mar-23	$572,812		$369,146
Hamburg	34,253	86%		2		Jan-22	103,967		74,077
Berlin	30,539	100%		3		Sep-31	75,830		45,930
Other Top 7 German Cities(6)	22,084	83%		5		Oct-19	52,976		32,042
Other	30,760	83%		7	(5)	Sep-22	27,328		9,428
Subtotal Germany	193,125			21			832,913		530,623
United Kingdom
London West End	10,447	100%		1		Mar-24	206,693		155,212
London City	11,356	87%	(7)	1		Aug-22	157,242		122,560
London (Other)	24,762	99%		3		Apr-22	76,785		86,734
Other	8,489	94%		3		Apr-21	27,882		18,763
Subtotal United Kingdom	55,054			8			468,602		383,269
France
Paris (Office)	36,338	85%		5		Feb-21	292,632		175,050
Paris (Logistics)	59,095	45%		1		Sep-21	44,700		21,519
Subtotal France	95,433			6			337,332		196,569
Netherlands
Amsterdam	22,983	100%		1		Sep-19	73,144		33,457
Rotterdam	37,825	98%		1		Dec-19	145,573		78,641
Other	12,448	92%		2		Dec-16	6,867		4,585
Subtotal Netherlands	73,256			4			225,584		116,683
Italy
Milan	30,897	95%		2		Dec-17	135,563		54,883
Belgium
Brussels	23,601	84%		4		Apr-22	55,340		4,094
Sweden
Gothenburg	9,684	96%		1		Mar-19	39,296		16,504
Portugal
Albufeira	11,150	88%		1		Jun-27	13,297		—
Lisbon	4,325	90%		1		Nov-17	11,534		—
Subtotal Portugal	15,475			2			24,831		—
Spain
Madrid	4,025	100%		1		Feb-20	6,349		—
Total	500,550			49			$2,125,810	(9)	$1,302,625	(8)
______________________

(1)	Based on contractual rentable area.

(2)	Based on initial term and represents the weighted average lease term if more than one lease.

(3)
Represents operating real estate before accumulated depreciation and excludes purchase price allocations related to net intangible and other assets and liabilities as of December 31, 2015. Refer to Note 3. “Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.” The balance excludes transaction costs incurred of $127 million, deferred financing costs of $23 million and other assets assumed of $265 million.

(4)	Amounts are translated using the exchange rate as of December 31, 2015 for all properties.

(5)	Includes one asset in the Deka Portfolio that was sold in March 2016 for $4 million.
(6)    Represents assets in Düsseldorf, Stuttgart and Köln.
(7)    As of January 2016, this asset was 100% occupied.
(8)    Excludes preferred equity certificates of $122 million.
(9)    Includes two assets classified as held for sale with a carrying value of $5 million.

Item 3. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 10. “Commitments and Contingencies” in Part II, Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “NRE.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends Per Share
2015
Fourth Quarter(1)(2)	$16.00	$9.50	$11.81	$0.15
_______________________________________________________

(1)	On November 2, 2015, our common stock began trading on the NYSE under the symbol “NRE”.

(2)
On March 15, 2016, we declared a dividend of $0.15 per share of common stock. This dividend is expected to be paid on April 1, 2016 to stockholders of record as of the close of business on March 28, 2016.

On November 23, 2015, we declared our first dividend of $0.15 per share on common stock for the three months ended September 30, 2015.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On March 24, 2016, the closing sales price for our common stock, as reported on the NYSE, was $11.00. As of March 24, 2016, there were 3,879 record holders of our common stock and 61,013,300 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information
Refer to Part III, Item 12. “Equity Compensation Plan Information” for additional details.
Recent Sales of Unregistered Securities
On June 18, 2015, we issued 100 shares of our common stock to NorthStar Realty in connection with our initial capitalization for an aggregate purchase price of $1,000. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act.
In July 2015, we issued the Senior Notes. The issuance of the Senior Notes to the underwriters was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act because the issuance of such securities did not involve a “public offering” as contemplated by Section 4(a)(2) under the Securities Act. In addition, the underwriters agreed not to offer or sell the Senior Notes in any manner involving a public offering within the meaning of Section 4(a)(2) under the Securities Act.
In connection with the issuance of the Senior Notes, we issued $340 million aggregate principal amount of the notes. The net proceeds from the offering were approximately $331 million, after deducting the initial purchasers’ discount of $1.7 million and offering expenses of $6.8 million. Deutsche Bank Securities Inc., Wells Fargo Securities Inc. and Citigroup Inc. served as the initial purchasers in the offering. The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
December 1- December 31	3,679,661	$11.25	3,679,661	$58,612,505
__________________

(1)
On November 24, 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires on November 24, 2016, unless otherwise extended by our board of directors. There were no repurchases made during November 2015. Since announcement, we acquired 4 million shares for $41 million, with $59 million remaining under the authorization.

The following table sets forth all purchases made by or on behalf of any affiliated purchaser, as defined in Rule10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1- December 31(1)	291,000	$10.60	N/A	N/A
__________________

(1)
All shares purchases were open market purchases made by certain members of our board of directors disclosed on Form 4s filed with the SEC. There were no purchases made by affiliated purchasers during October and November 2015.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical combined consolidated information presented for the three years ended December 31, 2015 relates to our operations and has been derived from our audited combined consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form S-11, as amended. The combined consolidated financial statements for the year ended December 31, 2015 and the period from September 16, 2014 to December 31, 2014 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us for the period September 16, 2014 to October 31, 2015. The period from January 1, 2014 to September 15, 2014 and year ended December 31, 2013 includes: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party (refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy”); and (ii) an allocation of costs related to the launch of the European Real Estate Business. As a result, results of operations for the year ended December 31, 2015 may not be comparable to our results of operations reported for the prior periods presented.

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
	(Dollars in thousands, except per share and dividend data)
Operating Data:
Rental and escalation income	$119,845	$2,722	$7,162	$9,869
Total expenses	258,002	35,332	13,569	12,163
Net income (loss)	(144,143)	(33,906)	(3,007)	1,633
Net income (loss) attributable to NorthStar Realty Europe Corp.	(143,136)	(33,630)	(3,007)	1,633
Earnings (loss) per share:
Basic	$(2.30)	$(0.53)	$(0.05)	$0.03
Diluted	$(2.30)	$(0.53)	$(0.05)	$0.03
Dividends per share of common stock(1)	$0.30	N/A	N/A	N/A
_______________

(1)
On November 23, 2015, we declared our first dividend of $0.15 on common stock, on a per share basis, for the three months ended September 30, 2015. On March 15, 2016, we declared a dividend of $0.15 on common stock, on a per share basis, for the three months ended December 31, 2015.

	NorthStar Europe Period		Prior Owner Period
	December 31,		December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$283,844	$2,100	$1,350
Operating real estate, net	2,085,157	54,896	59,201
Total assets	2,683,050	160,271	90,951
Total borrowings	1,758,408	75,910	47,895
Total liabilities	1,885,739	80,197	67,367
Total equity	795,742	80,074	23,584

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$(50,180)	$(34,222)	$(2,681)	$7,245
Investing activities	(1,900,532)	(149,403)	(2,307)	(7,263)
Financing activities	2,231,566	188,408	(46)	(656)
Effect of foreign currency translation on cash and cash equivalents	890	(2,683)	3,722	545
CAD for the three months ended December 31, 2015 was $13.9 million. NOI for the three months ended December 31, 2015 was $34.8 million. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for details on the calculation of CAD and NOI including a reconciliation of net income (loss) attributable to common stockholders to CAD calculated in accordance with U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our combined consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I. Item 1A “Risk Factors” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
On October 31, 2015, NorthStar Realty completed the Spin-off into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp., a Maryland corporation. We are a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
The European real estate business contributed by NorthStar Realty upon completion of the Spin-off is comprised of: (i) business activities related to the launch of the European real estate business and the acquisition of the U.K. Complex on the Acquisition Date referred to as the NorthStar Europe Predecessor; (ii) the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business.
On November 2, 2015, our common stock began trading on the NYSE under the symbol “NRE.” We are externally managed and advised by an affiliate of NSAM (NYSE: NSAM). Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through our Operating Partnership. We intend to conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
Significant Developments
Senior Note Repurchase
In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.
Mortgage Note Refinancing
On December 17, 2015, we completed a refinancing of the Internos Portfolio, the IVG Portfolio and the Deka Portfolio to reduce the overall margin rate from 2.70% to 1.93% and leverage from 47% to 40%.
Summary of Business
Our primary business line is real estate. We are predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France.  We acquired, or committed to acquire, all of our properties in 2014, with the exception of the Trianon Tower, which was acquired in mid 2015.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our real estate properties. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also continue to acquire investments that generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business but our principal performance metrics are CAD and NOI (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery during the past three years. In 2015, Gross Domestic Product in the European Union, or EU, and the Euro Area grew by 1.9% and 1.6%, respectively, with all 28 member states reporting positive growth with the exception of Greece and Finland that reported zero growth. For the Euro Area, the European Central Bank, or ECB, recently revised its 2016 growth forecast to 1.4%, which remains in line with the long term average growth rate for the region. A significant portion of economic trade within the EU is intra-community and, as the economic health of each member state gradually improves, the region on the whole stands to benefit. Unemployment is expected to continue falling, reaching 8.9% in January 2016 (from 9.8% in January 2015) which, coupled with rising real disposable incomes, is expected to further fuel private consumption. Governments are, to varying degrees, regaining control of their finances and reducing their levels of national debt to GDP. However, economic growth both globally and within the EU faces greater headwinds that pose potential risks to the pace of recovery and give rise to greater global uncertainty. These include a slowdown in key emerging markets such as China, weaker overall global trade, rapidly falling commodity prices and geopolitical tensions. In recognition of the potential impact of globally weakening conditions on the European recovery, on March 10, 2016 the ECB’s Governing Council announced a broad series of measures that it described as “a comprehensive package” targeted at ensuring the recovery maintains momentum. These included a further reduction in the deposit rate and the primary refinancing rate and greater focus on credit easing measures including an expansion of the existing Asset Purchase Programme, or APP, to €80 billion per month until March 2017. The eligibility criteria of the APP was also broadened to include investment grade Euro denominated corporate bonds. We view the recent ECB announcement as a positive step and believe the Governing Council will continue to monitor the region’s economic growth prospects and act appropriately to ensure a sustained recovery and adjustment in the path of inflation that is consistent with its stated aim of achieving an inflation rate of below, but close to 2% over the medium term. Our expectation of a gradual and sustained European recovery is supported by the belief that the fundamentals remain strong and a combination of factors that are generally conducive of economic growth including low energy prices, low interest rates, a weaker Euro and ECB stimulus have increased in both magnitude and duration.
The European commercial real estate investment market remained strong in 2015 with investment volumes reaching €273 billion, a 6% rise compared to 2014. Germany, the United Kingdom, and France together accounted for almost two-thirds of overall investment volume. The office sector represented approximately 40% of overall investment volume. The supply pipeline for new office properties continues to remain subdued across most major markets. This, coupled with a limited supply of prime office stock and little or no development pipeline in all but a few cities across Europe is likely to result in continued downward pressure on vacancy rates and gradual upward pressure on rents in several key office markets. Property yields in most asset classes and markets continued to decline but still remain at a significant premium to sovereign yields.
Our Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. These are not only the largest economies in Europe, but the largest, most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
Critical Accounting Policies
Basis of Accounting
Prior to the Spin-off, the accompanying combined consolidated financial statements and our related notes are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with U.S. GAAP.
The contribution of the European Real Estate Business to us has been determined to be a combination of entities under common control that results in a change in the reporting entity which requires retrospective application to our financial statements under U.S. GAAP. Accordingly, the operations of the European Real Estate Business of NorthStar Realty transferred to us upon the Spin-off are presented as if the transferred business was our business for periods in which common control was present and at the carrying value of such assets and liabilities recorded in NorthStar Realty’s historical books and records. As a result, the combined consolidated balance sheet as of December 31, 2014 was updated to include items related to the New European Investments, such as cash of $0.5 million, certain deposits of $59 million, related foreign exchange loss of $1 million and transaction costs incurred of $28 million. The cash, deposits paid and transaction costs incurred are recorded as net transactions with NorthStar Realty through equity.
Historically, our financial statements have not been prepared as we have not operated separately from NorthStar Realty. These combined consolidated financial statements reflect our revenues and direct expenses and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to us upon completion of the Spin-off. The combined consolidated financial statements as of December 31, 2014, the period ended January 1, 2015 to October 31, 2015 and the years ended December 31, 2014 and 2013 represent us prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
In addition, the combined consolidated financial statements include activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The years ended December 31, 2014 and 2013 include activities of the U.K. Complex from January 1, 2013 to the Acquisition Date. Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.
The combined consolidated financial statements for the period from the Acquisition Date, or NorthStar Europe Period, and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to us (primarily compensation and other general and administrative expense of $1 million) based on an estimate of expenses as if we were managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of our operations. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity. We believe the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM was recorded for the NorthStar Europe Period as if we were managed as an independent entity. We began paying management fees to NSAM on November 1, 2015 pursuant to the terms of our management agreement with NSAM.
Principles of Consolidation
Our combined consolidated financial statements include the combined accounts of NorthStar Realty Europe Corp., our Operating Partnership and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our investments in unconsolidated ventures to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss), or OCI, attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
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
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. We record a gain or loss on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.
Intangible Assets and Intangible Liabilities
We record acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties - operating expense and in-place leases are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the combined consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with laws and regulations; on-going or projected negative operating income or cash flow; and/or a significant change in the occupancy rate and/or rising interest rates.
A market approach is performed based on income approach whereby we look at comparable properties, current market conditions, forecasts and representative transactions to validate management’s expectations, where possible. The main assumptions used in measuring goodwill impairment, include the selection of guideline transactions, the derivation and selection of multiples and the financial metrics of the properties. The starting point for each of the reporting unit’s multiples is the detailed annual plan and rent roll. The detailed planning process takes into consideration many factors including revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the seven reporting units was conducted as of December 31, 2015. Management generally used the optional qualitative screen to assess impairment of goodwill for 2015 given that the New European Investments were acquired during the year. In addition, we looked at other factors to assess whether it was more likely than not that the fair value of the reporting unit was higher than the carrying amount. In this assessment, we deemed it necessary to go to the next step of the assessment, Step 1, for purposes of one reporting unit. The result of the assessment performed resulted in a $1.7 million impairment loss of the goodwill associated with this reporting unit.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our combined consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such write-offs are included within depreciation and amortization in the combined consolidated statements of operations
Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on goodwill in our combined consolidated statements of operations.
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
value measurement.
As of December 31, 2015 and 2014, our recurring financial measurements recorded at fair value were our derivative assets. Such derivative instruments are valued using a third-party pricing service. Derivative instruments are assessed for credit valuation adjustments due to the risk of non-performance by us and derivative counterparties. This quotation is not adjusted and is generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, is classified as Level 2 of the fair value hierarchy.
Derivatives
We seek to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. For derivatives that qualify as a cash flow hedge, the effective portion of the change in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI that relate to the hedge of our floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings. The change in fair value for a derivative that does not qualify as a hedge for U.S. GAAP is recorded in earnings.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on our combined consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter of 2015, we adopted this guidance and the impact to the combined consolidated balance sheets from the reclassification of such costs was a reduction to both total assets and total liabilities of $24.5 million and $1.8 million as of December 31, 2015 and 2014, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter of 2015.

In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact of the guidance on our combined consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on our combined consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
The combined consolidated financial statements for the year ended December 31, 2015 and the period from September 16, 2014 to December 31, 2014 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us for the period September 16, 2014 to October 31, 2015. The period from January 1, 2014 to September 15, 2014 and for the year ended December 31, 2013 includes: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European Real Estate Business. As a result, results of operations for the year ended December 31, 2015 may not be comparable to our results of operations reported for the prior periods presented.
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
				Increase
	2015	2014	2014	(Decrease)
Revenues
Rental and escalation income	$119,845	$2,722	$7,162	$109,961
Other revenue	694	39	1,290	(635)
Total revenues	120,539	2,761	8,452	109,326
Expenses
Real estate properties - operating expenses	26,559	1,181	3,113	22,265
Interest expense	36,129	165	3,486	32,478
Transaction costs	120,101	31,691	—	88,410
Management fee, related party	2,333	—	—	2,333
Impairment of goodwill	1,710	—	—	1,710
Other expenses	10,535	—	—	10,535
General and administrative expenses	4,352	1,207	4,676	(1,531)
Depreciation and amortization	56,283	1,088	2,294	52,901
Total expenses	258,002	35,332	13,569	209,101
Other income (loss)
Unrealized gain (loss) on investments and other	(8,731)	(1,335)	2,110	(9,506)
Realized gain (loss) on investments and other	1,376	—	—	1,376
Income (loss) before income tax benefit (expense)	(144,818)	(33,906)	(3,007)	(107,905)
Income tax benefit (expense)	675	—	—	675
Net income (loss)	$(144,143)	$(33,906)	$(3,007)	$(107,230)
Revenues
Rental and Escalation Income
Rental and escalation income primarily consists of rental revenue and tenant recoveries in our real estate segment. Rental and escalation income increased $110.0 million, primarily attributable to the acquisition of our New European Investments in 2015 in our real estate segment. The fourth quarter 2015 is the first quarter that reflects a full quarter of activity for our European Real Estate Business.

The following table presents rental and escalation income for the years ended December 31, 2015 and 2014 (dollars in thousands):

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	2015	2014	2014
Rental revenue	$101,023	1,740	4,455
Escalation income	18,822	982	2,707
Total rental and escalation income	$119,845	$2,722	$7,162
Other Revenue
Other revenue is principally related to lease cancellations in our real estate segment.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increased $22.3 million due to the acquisition of our New European Investments in 2015 in our real estate segment. Real estate properties - operating expenses in 2015 represents $4.8 million relating to repairs and maintenance and $17.4 million relating to escalation expense.
Interest Expense
Interest expense increased $32.5 million due to the acquisition of our New European Investments in 2015, of which $21.7 million related to our real estate segment and $10.8 million related to the Senior Notes in our corporate segment. Interest expense for 2014 relates to the mortgage notes payable associated with the Prior Owner Period that was repaid upon acquisition of the U.K. Complex in September 2014.
Transaction Costs
Transaction costs for the year ended December 31, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment and the Spin-off in our corporate segment. Transaction costs for the NorthStar Europe Period in 2014 related to real estate transfer tax and professional fees associated with the New European Investments and the acquisition of the U.K. Complex in 2014 in our real estate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Impairment of Goodwill
Impairment of goodwill relates to one reporting unit management deemed to be impaired in our real estate segment.
Other Expense
Other expenses primarily represent third-party service provider fees. Other expenses increased $10.5 million due to the acquisition of our New European Investments in 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business in the Prior Owner Period and to activities related to the European Real Estate Business, include an allocation from NSAM of $0.4 million and equity-based compensation expense of $0.8 million during the NorthStar Europe Period in 2015.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in 2015 in our real estate segment. Depreciation and amortization expense for 2014 relates to the U.K Complex for the Prior Owner Period.

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The amount in the Prior Owner Period relates to interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the gain on the sale of real estate in the Deka Portfolio ($6.0 million) offset by the loss related to the refinancing of certain mortgage notes in the Deka Portfolio, Internos Portfolio and IVG Portfolios ($4.9 million).
Income Tax Benefit (Expense)
The income tax benefit for the year ended December 31, 2015 represents a net benefit of $0.7 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):

	NorthStar Europe Period	Prior Owner Period
	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
				Increase
	2014	2014	2013	(Decrease)
Revenues
Rental and escalation income	$2,722	$7,162	$9,869	$15
Other revenue	39	1,290	1,129	200
Total revenues	2,761	8,452	10,998	215
Expenses
Real estate properties - operating expenses	1,181	3,113	4,002	292
Interest expense	165	3,486	4,666	(1,015)
Transaction costs	31,691	—	—	31,691
General and administrative expenses	1,207	4,676	340	5,543
Depreciation and amortization	1,088	2,294	3,155	227
Total expenses	35,332	13,569	12,163	36,738
Other income (loss)
Unrealized gain (loss) on investments and other	(1,335)	2,110	2,798	(2,023)
Net income (loss)	$(33,906)	$(3,007)	$1,633	$(38,546)
Revenues
Rental and Escalation Income
Rental and escalation income primarily consists of rental revenue and tenant recoveries our real estate segment. The increase is due to higher escalation income in the U.K. Complex.
Other Revenue
Other revenue is principally related to other sundry income in our real estate segment.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increased $0.3 million due to a slight increase in consumption related costs our real estate segment.
Interest Expense
Interest expense decreased $1.0 million due to the mortgage notes payable associated with the Prior Owner Period that were repaid upon acquisition of the U.K. Complex in September 2014.
Transaction Costs
Transaction costs primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments and costs related to the acquisition of the U.K. Complex in 2014 in our real estate segment.

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
Depreciation and Amortization
Depreciation and amortization expense increased related to a preliminary purchase price allocation of the U.K. Complex acquired by NorthStar Realty in September 2014 and a final purchase price allocation of the U.K. Complex for the Prior Owner Period.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities, including the repurchase of our common stock. Our capital sources may include cash flow from operations, net proceeds from asset sales, financings secured by our assets such as mortgage notes, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes and perpetual preferred stock and common stock. We predominantly use investment-level financing as part of our strategy to seek to prudently leverage our investments. We target overall leverage of 40% to 50% over time, although there is no assurance that this will be the case. We generally seek to limit our reliance on recourse borrowings.
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
As a REIT, we will be required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million. In addition, in November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2016, unless otherwise extended by our board of directors. As of December 31, 2015, we repurchased 4 million shares of our common stock for $41 million, with $59 million remaining under the current authorization.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our initial capitalization plus contractual rental income expected in our first year of operations is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses and common dividends that may be declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of March 24, 2016 was $149 million which reflects the repurchase of approximately $150 million of the Senior Notes.
Senior Notes
In July 2015, we issued $340 million of Senior Notes for aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. We may elect to settle all or part of the principal amount of the Senior Notes in our common stock in lieu of cash. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.

Cash Flows
The following presents a summary of our combined consolidated statement of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands). The combined consolidated cash flows for the year ended December 31, 2015 and the period from September 16, 2014 through December 31, 2014 represent the NorthStar Europe Period and the combined consolidated cash flows for the period from January 1, 2014 through September 15, 2014 and for the year ended December 31, 2013 represent the Prior Owner Period. As a result, cash flows for the year ended December 31, 2015 may not be comparative to cash flows reported for the prior periods presented.

	NorthStar Europe Period		Prior Owner Period
	December 31,	September 16 to December 31,	January 1 to September 15,	December 31,
Cash flow provided by (used in):	2015	2014	2014	2013
Operating activities	$(50,180)	$(34,222)	$(2,681)	$7,245
Investing activities	(1,900,532)	(149,403)	(2,307)	(7,263)
Financing activities	2,231,566	188,408	(46)	(656)
Effect of foreign currency translation on cash and cash equivalents	890	(2,683)	3,722	545
Net increase (decrease) in cash and cash equivalents	$281,744	$2,100	$(1,312)	$(129)
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash used in operating activities was $50.2 million for the year ended December 31, 2015 compared to $36.9 million for the year ended December 31, 2014. The increase was primarily related to an increase in net cash flow from operating activities of our New European Investments in 2015, offset by costs and expenses from activities related to the launch of our European Real Estate Business in 2014 and costs relating to acquiring our New European Investments.
Net cash used in investing activities was $1.9 billion for the year ended December 31, 2015 compared to $151.7 million for the year ended December 31, 2014. The increase in net cash used was related to NorthStar Realty’s acquisition of our New European Investments in 2015.
Net cash provided by financing activities was $2.2 billion for the year ended December 31, 2015 compared to $188.4 million for the year ended December 31, 2014. Cash flow provided by the year ended December 31, 2015 was primarily due to $1.2 billion for the financing by NorthStar Realty for the acquisition of our New European Investments in 2015, $250.0 million from the contribution from NorthStar Realty, $340.0 million for the issuance of the Senior Notes offset by $41.4 million for the retirement of our shares, $30.9 million for the new derivatives and $9.6 million for the payment of dividends. Cash flow provided by for the year ended December 31, 2014 was due to the financing by NorthStar Realty for the acquisition of the U.K. Complex in September 2014.
Year Ended December 31, 2014 Compared to December 31, 2013
Net cash used in operating activities was $36.9 million for the year ended December 31, 2014 compared to cash provided by operating activities of $7.2 million for the year ended December 31, 2013. The increase in net cash flow used in operating activities was primarily related higher rental income in the U.K. Complex offset by costs and expenses from activities related to the launch of our European Real Estate Business in 2014.
Net cash used in investing activities was $151.7 million for the year ended December 31, 2014 compared to $7.3 million for the year ended December 31, 2013. The increase in net cash used in investing activities related to NorthStar Realty’s acquisition of the U.K. Complex in September 2014.
Net cash provided by financing activities was $188.4 million for the year ended December 31, 2014 compared to net cash used in financing activities of $0.7 million for the year ended December 31, 2013. Cash flow provided by for the year ended December 31, 2014 was due to the financing by NorthStar Realty for the acquisition of the U.K. Complex in September 2014.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable	$1,444,096	$—	$—	$284,054	$1,160,042
Senior Notes(2)	340,000	340,000	—	—	—
Estimated interest payments(3)	896,053	45,458	59,433	71,977	719,185
Total	$2,680,149	$385,458	$59,433	$356,031	$1,879,227
_____________________

(1)	Amounts denominated in foreign currencies are translated to the U.S. dollar using the currency exchange rate as of December 31, 2015.

(2)	In February 2016, we repurchased approximately $150 million of the Senior Notes, at slight discount to par value, through open market purchases.

(3)
Represents GBP LIBOR, EURIBOR or the applicable index plus the respective spread and foreign currency exchange rate as of December 31, 2015 was used to estimate payments for our floating-rate liabilities.

The table above does not include the amounts payable to NSAM under the management agreement. The annualized fee payable to NSAM is approximately $14 million as of December 31, 2015. In addition, the table above does not include foreign currency forward contracts with a notional amount of $154 million and maturities ranging from February 2016 to November 2017.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
NorthStar Asset Management Group
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the years ended December 31, 2014 and 2013.
Base Management Fee
For the period from November 1, 2015 to December 31, 2015, we incurred $2 million related to the base management fee. The base management fee will increase subsequent to December 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	any equity we issue in exchange or conversion of exchangeable or stock-settlable notes;

•
any other issuances by us of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the Operating Partnership, which are structured as profits interests, or LTIP units (excluding units issued to us and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•	cumulative CAD, if any, in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards beginning the first full calendar quarter after the Spin-off.
Incentive Fee
For the period from November 1, 2015 to December 31, 2015, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.30 per share and up to $0.36 per share; plus

•	the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.36 per share;

•	multiplied by our weighted average shares outstanding for the calendar quarter.
Weighted average shares represents the number of shares of our common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.

Additional Management Agreement Terms
If we were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off.
Our management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The management agreement further provides that our anticipated consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation.  Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Realty’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their combined consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management.
Subsequent to Spin-off through December 31, 2015, NSAM allocated $0.4 million of expense.
In addition, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.

Recent Developments
Dividends
On March 15, 2016, we declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on April 1, 2016 to stockholders of record as of the close of business on March 28, 2016.
Senior Note Repurchase
In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with inflation rates. Substantially all of the leases allow for regular rent increase which provide us with the opportunity to achieve increases, where justified by the market, as each matures.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We primarily use CAD and NOI, each a non-GAAP measure, to evaluate our profitability.
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs) and non-cash items (such as depreciation and amortization, equity-based compensation and realized gain (loss) on investments). We adjust for transaction costs because these costs are not a meaningful indicator of our recurring operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including depreciation and amortization (excluding amortization of second generation tenant improvements and leasing commissions), straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; maintenance capital expenditures; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other (excluding accelerated amortization related to sales of investments); impairment on depreciable property; bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.  We believe that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended December 31, 2015 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(33,949)
Non-controlling interests	(231)

Adjustments:
Depreciation and amortization items(1)	25,216
Impairment on goodwill	1,710
Unrealized (gain) loss from fair value adjustments	(2,469)
Realized (gain) loss on investments(2)	(1,413)
Transaction costs and other(3)	25,077
CAD	$13,941
____________________________________________________________

(1)
Consists of depreciation and amortization of $21.4 million, amortization of above/below market leases of $0.3 million, amortization of deferred financing costs of $2.7 million and amortization of equity-based compensation of $0.8 million.

(2)	Includes a realized gain of $6.0 million related to the gain from the sale of real estate, offset by a realized loss of $4.9 million related to a refinancing of certain of our mortgage notes.

(3)	Consists of $10.4 million of transaction costs, $14.5 million of deferred tax expense and $0.2 million of other one-time items.
Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represent our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended December 31, 2015 (dollars in thousands):

Rental and escalation income	$43,923
Other revenue	200
Total property and other revenues	44,123
Real estate properties - operating expenses	9,794
Adjustments:
Amortization and other items(1)	424
NOI	$34,753
___________________________________________________________

(1)	Includes $0.3 million of amortization of above/below market rent and $0.1 million of non-recurring bad-debt expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through hedging arrangements including interest rate caps.  As of December 31, 2015, a hypothetical 100 basis point increase or decrease in one-month GBP LIBOR, EURIBOR or the applicable index applied to our liabilities (and related derivatives) would result in an increase or decrease in net income of approximately $11 million annually.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition.
As of December 31, 2015, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our combined consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data.
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our ownership of, or commitments to acquire, properties within Europe, predominantly the U.S. dollar/Euro exchange rate and U.S. dollar/U.K. Pounds Sterling exchange rate. As a result, changes in exchange rates may either positively or negatively affect our combined consolidated revenues and expenses (as expressed in U.S. dollars) from our business. We may use several strategies to mitigate our exposure to exchange rate risk to hedge our equity and/or net income, including using local currency denominated financing and entering into forward or option foreign currency purchase contracts.
Our properties and the rent payments under our leases for these properties are denominated predominantly in Euro and U.K. Pounds Sterling and we expect that substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the country in which the underlying property is located. Additionally, our non-recourse mortgage borrowings are denominated in the same currency as the assets securing the borrowing. A significant portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency, however we do have corporate expenses, such as our dividend, that are paid in U.S. dollar. We report our results of operations and combined consolidated financial information in the U.S. dollars. As a result, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our European business.

In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net equity of approximately $100 million. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives (excluding Senior Notes) would result in an increase or decrease of net income of approximately $1 million annually.

Item 8.    Financial Statements and Supplementary Data
The combined consolidated financial statements of NorthStar Realty Europe Corp. and the notes related to the foregoing combined consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
NorthStar Realty Europe Corp.
In our opinion, the accompanying combined consolidated balance sheet and the related combined consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of NorthStar Realty Europe Corp. and its subsidiaries at December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, Société coopérative
Luxembourg
March 30, 2016
Represented by Cornelis J. Hage

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders
of NorthStar Realty Europe Corp.
We have audited the accompanying combined balance sheet of NorthStar Europe Predecessor (the “Company”) as of December 31, 2014 and the related combined statements of operations, comprehensive income (loss), equity and cash flows for the periods from January 1, 2014 through September 15, 2014 and September 16, 2014 through December 31, 2014, and the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of NorthStar Europe Predecessor as of December 31, 2014 and the combined results of its operations and its cash flows for the periods from January 1, 2014 through September 15, 2014 and September 16, 2014 through December 31, 2014, and the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
MARCUM LLP
New York, NY
July 2, 2015, except for the second paragraph of Note 2 and the effects thereof on the statement of equity as to which the date is December 2, 2015 and the weighted average share and per share information included in the statements of operations and Note 7 and the segment reporting information included in Note 12 as to which the date is March 30, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$283,844	$2,100
Restricted cash	20,871	5,277
Operating real estate, net	2,085,157	54,896
Receivables, net of allowance of $115 and $0 as of December 31, 2015 and 2014, respectively	9,663	740
Unbilled rent receivable	5,869	264
Derivative assets, at fair value	23,792	1,080
Intangible assets, net	241,519	34,256
Assets of properties held for sale	6,094	—
Other assets, net	6,241	61,658
Total assets	$2,683,050	$160,271
Liabilities
Mortgage and other notes payable, net	$1,424,610	$75,910
Senior notes, net	333,798	—
Accounts payable and accrued expenses	39,964	1,698
Due to related party (refer to Note 5)	3,995	—
Intangible liabilities, net	40,718	133
Other liabilities	42,654	2,456
Total liabilities	1,885,739	80,197
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,569	—
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 59,325,730 shares issued and outstanding as of December 31, 2015	593	—
Additional paid-in capital	968,662	116,982
Retained earnings (accumulated deficit)	(186,246)	(33,630)
Accumulated other comprehensive income (loss)	2,560	(4,336)
Total NorthStar Realty Europe Corp. stockholders’ equity	785,569	79,016
Non-controlling interests	10,173	1,058
Total equity	795,742	80,074
Total liabilities and equity	$2,683,050	$160,271

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	September 16 to December 31,		January 1 to September 15,		Year Ended December 31,
	2015(1)	2014(1)		2014(1)		2013(1)
Revenues
Rental and escalation income	$119,845	$2,722		$7,162		$9,869
Other revenue	694	39		1,290		1,129
Total revenues	120,539	2,761		8,452		10,998
Expenses
Real estate properties - operating expenses	26,559	1,181		3,113		4,002
Interest expense	36,129	165		3,486		4,666
Transaction costs	120,101	31,691		—		—
Management fee, related party(2)	2,333	—		—		—
Impairment of goodwill	1,710	—		—		—
Other expenses	10,535	—		—		—
General and administrative expenses(3)	4,352	1,207		4,676		340
Depreciation and amortization	56,283	1,088		2,294		3,155
Total expenses	258,002	35,332		13,569		12,163
Other income (loss)
Unrealized gain (loss) on investments and other (refer to Note 9)	(8,731)	(1,335)		2,110		2,798
Realized gain (loss) on investments and other	1,376	—		—		—
Income (loss) before income tax benefit (expense)	(144,818)	(33,906)		(3,007)		1,633
Income tax benefit (expense)	675	—		—		—
Net income (loss)	(144,143)	(33,906)		(3,007)		1,633
Net (income) loss attributable to non-controlling interests	1,007	276		—		—
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(143,136)	$(33,630)		$(3,007)		$1,633
Earnings (loss) per share:
Basic	$(2.30)	$(0.53)	(4)	$(0.05)	(4)	$0.03	(4)
Diluted	$(2.30)	$(0.53)	(4)	$(0.05)	(4)	$0.03	(4)
Weighted average number of shares:
Basic	62,183,638	62,987,863	(4)	62,987,863	(4)	62,987,863	(4)
Diluted	62,865,124	62,987,863	(4)	62,987,863	(4)	62,987,863	(4)
____________________

(1)
The combined consolidated financial statements for the year ended December 31, 2015 and the period from September 16, 2014 to December 31, 2014 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 2); and (ii) an allocation of costs related to the Company for the period September 16, 2014 to October 31, 2015. The period from January 1, 2014 to September 15, 2014 and for the year ended December 31, 2013 includes: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European real estate business. As a result, results of operations for the year ended December 31, 2015 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with NSAM (refer to Note 5).

(3)	Includes $0.8 million of amortization of equity-based compensation (refer to Note 6).

(4)
Basic and diluted earnings per common share for the years ended December 31, 2014 and 2013 were calculated using the common stock distributed on November 1, 2015 in connection with the Spin-off (refer to Note 7).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
Net income (loss)	$(144,143)	$(33,906)	$(3,007)	$1,633
Other comprehensive income (loss):
Foreign currency translation adjustment, net	6,971	(4,648)	(57)	(981)
Total other comprehensive income (loss)	6,971	(4,648)	(57)	(981)
Comprehensive income (loss)	(137,172)	(38,554)	(3,064)	652
Comprehensive (income) loss attributable to non-controlling interests	1,082	588	—	—
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp.	$(136,090)	$(37,966)	$(3,064)	$652

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Prior Owner Period
Balance as of December 31, 2012	—	$—	$—	$22,932	$—	$22,932	$—	$22,932
Other comprehensive income (loss)	—	—	—	—	(981)	(981)	—	(981)
Net income (loss)	—	—	—	1,633	—	1,633	—	1,633
Balance as of December 31, 2013	—	—	—	24,565	(981)	23,584	—	23,584
Other comprehensive income (loss)	—	—	—		(57)	(57)	—	(57)
Net income (loss)	—	—	—	(3,007)	—	(3,007)	—	(3,007)
Balance as of September 15, 2014	—	$—	$—	$21,558	$(1,038)	$20,520	$—	$20,520

NorthStar Europe Period
Balance as of September 16, 2014	—	$—	$—	$—	$—	$—	$—	$—
Net transactions with NorthStar Realty	—	—	116,982	—	—	116,982	—	116,982
Other comprehensive income (loss)	—	—	—	—	(4,336)	(4,336)	(312)	(4,648)
Non-controlling interest - contributions	—	—	—	—	—	—	1,646	1,646
Net income (loss)	—	—	—	(33,630)	—	(33,630)	(276)	(33,906)
Balance as of December 31, 2014	—	—	116,982	(33,630)	(4,336)	79,016	1,058	80,074
Net transactions with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contributions	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to Note 8)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance of common stock to directors	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)(1)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	$593	$968,662	$(186,246)	$2,560	$785,569	$10,173	$795,742
____________________

(1)	Excludes $0.1 million net income allocated to redeemable non-controlling interest.

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
Cash flows from operating activities:
Net income (loss)	$(144,143)	$(33,906)	$(3,007)	$1,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,283	1,088	2,294	3,155
Amortization of deferred financing costs	5,936	18	—	—
Amortization of equity-based compensation	837	—	—	—
Amortization of discount on borrowing	—	—	846	1,120
Allowance for uncollectible accounts	115	—	—	—
Unrealized (gain) loss on investments and other	8,669	1,335	(2,110)	(2,798)
Realized (gain) loss on investments and other	(1,376)	—	—	—
Impairment of goodwill	1,710	—	—	—
Foreign currency loss on deposits included in transaction costs	6,402	—	—	—
Amortization of capitalized above/below market leases	1,191	37	37	68
Straight line rental income	(5,695)	(270)	(352)	(958)
Deferred income taxes, net	(2,992)	—	—	—
Changes in assets and liabilities:
Restricted cash	(16,483)	(2,839)	1,170	(116)
Receivables	(7,844)	(57)	189	42
Other assets	(1,023)	(1,726)	—	—
Accounts payable and accrued expenses	28,551	549	(1,979)	4,879
Due to related party	3,447	—	—	—
Other liabilities	16,235	1,549	231	220
Net cash provided by (used in) operating activities	(50,180)	(34,222)	(2,681)	7,245
Cash flows from investing activities:
Acquisition of operating real estate	(1,921,511)	(89,484)	—	—
Improvements of operating real estate	(3,003)	(161)	(2,307)	(7,263)
Proceeds from sale of operating real estate	22,623	—	—	—
Changes in restricted cash	1,359	—	—	—
Investment deposits	—	(59,758)	—	—
Net cash provided by (used in) investing activities	(1,900,532)	(149,403)	(2,307)	(7,263)
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	1,224,327	77,660	481	—
Repayment of mortgage and other notes payable	(127,280)	—	(527)	(656)
Proceeds from issuance of Senior Notes	340,000	—	—	—
Payment of deferred financing costs	(33,470)	(643)	—	—
Purchase of derivative instruments	(31,069)	(1,249)	—	—
Changes in restricted cash	—	(2,562)	—	—
Contribution from NorthStar Realty	250,000	—	—	—
Net transactions with NorthStar Realty	653,534	115,200	—	—
Repurchase of common stock	(38,082)	—	—	—
Dividends	(9,584)	—	—	—
Contributions from non-controlling interests	3,190	2	—	—
Net cash provided by (used in) financing activities	2,231,566	188,408	(46)	(656)
Effect of foreign currency translation on cash and cash equivalents	890	(2,683)	3,722	545
Net increase (decrease) in cash and cash equivalents	281,744	2,100	(1,312)	(129)
Cash and cash equivalents—beginning of period	2,100	—	1,350	1,479
Cash and cash equivalents—end of period	$283,844	$2,100	$38	$1,350

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage note payable upon acquisition	$273,021	$—	$—	$—
Reclassification of operating real estate to intangible assets/liabilities	170,694	—	—	—
Reclassification of other assets to operating real estate	52,245	—	—	—
Assumption of deferred tax liabilities and corresponding goodwill	24,491	—	—	—
Reclassification of operating real estate to assets of properties held for sale	5,318	—	—	—
Formation of Operating Partnership	8,749	—	—	—
Reclassification related to measurement period adjustments	5,291	—	—	—
Retirement of shares of common stock	3,342	—	—	—
Assumption of working capital items upon acquisition	2,569	—	—	—
Amounts payable relating to financing costs	1,808	—	—	—
Reclassification of intangible assets of operating real estate to assets of properties held for sale	776	—	—	—
Reallocation of interest in Operating Partnership	852	—	—	—
Amounts payable relating to improvements of operating real estate	692	—	—	—
Tax withholding related to vesting of equity-based compensation	548	—	—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,273	$2,355	$2,286	$3,516
Cash paid during the year for income taxes	1,298	—	—	—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Organization
On October 31, 2015, NorthStar Realty Finance Corp. (“NorthStar Realty”) completed the spin-off of its European real estate business (excluding its European healthcare properties) (“Spin-off”) into a newly-formed publicly-traded real estate investment trust (“REIT”), NorthStar Realty Europe Corp. (“NorthStar Europe” or the “Company”), a Maryland corporation. The Company is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. The Company objective is to provide its stockholders with stable and recurring cash flow supplemented by capital growth over time.
The European real estate business contributed by NorthStar Realty upon completion of the Spin-off is comprised of: (i) business activities related to the launch of the European real estate business and the acquisition of a multi-tenant office complex located in the United Kingdom (the “U.K. Complex”) on September 16, 2014 (“Acquisition Date”), referred to as the NorthStar Europe Predecessor; (ii) other European real estate acquisitions in 2015 primarily comprised of multi-tenant office properties (the “New European Investments”); and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business. All references herein to NorthStar Europe or the Company refer to the European Real Estate Business, unless the context otherwise requires.
On November 2, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”). The Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company intends to conduct its operations so as to qualify as a REIT for U.S. federal income tax purposes.

2.	Summary of Significant Accounting Policies
Basis of Accounting
Prior to the Spin-off, the accompanying combined consolidated financial statements and related notes of the Company are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
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
Historically, financial statements of the Company have not been prepared as it has not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to the Company upon completion of the Spin-off. The combined consolidated financial statements as of December 31, 2014, the period ended January 1, 2015 to October 31, 2015 and the years ended December 31, 2014 and 2013 represent the Company prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
In addition, the combined consolidated financial statements include activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The years ended December 31, 2014 and 2013 include activities of the U.K. Complex from January 1, 2013 to the Acquisition Date. Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.
The combined consolidated financial statements for the period from the Acquisition Date (“NorthStar Europe Period”) and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other general and administrative expense of $1.4 million) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM of $0.1 million for the period from Acquisition Date through December 31, 2014 and $0.3 million for the period from January 1, 2015 through the Spin-off are recorded for the NorthStar Europe Period as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statements of operations. The Company began paying management fees to NSAM on November 1, 2015 pursuant to the terms of the Company’s management agreement with NSAM (refer to Note 5).
Principles of Consolidation
The combined consolidated financial statements include the combined accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its investments in unconsolidated ventures to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Reclassifications
Certain prior period amounts have been reclassified in the combined consolidated financial statements to conform to current period presentation.
Comprehensive Income (Loss)
The Company reports combined consolidated comprehensive income (loss) in separate statements following the combined consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include the foreign currency translation adjustment.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less and deposits held with third parties that are readily convertible to cash to be cash equivalents. Cash, including amounts restricted at certain banks and financial institutions, may at times exceed insurable amounts. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate such as escrows for taxes, insurance, capital expenditures, tenant security deposits and payments required under certain lease agreements.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Building leasehold interests	Lesser of 40 years or remaining term of the lease
Tenant improvements	Lesser of the useful life or remaining term of the lease
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
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.
Minimum rental amounts due under leases are generally subject to scheduled adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2015 (dollars in thousands):

Years Ending December 31:(1)
2016	$115,652
2017	117,349
2018	117,678
2019	112,401
2020	83,455
Thereafter	321,021
Total	$867,556
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of December 31, 2015.
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
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Above/below-market leases are amortized into rental income, below-

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market ground leases are amortized into real estate properties - operating expense and in-place leases are amortized into depreciation and amortization expense in the combined consolidated statements of operations on a straight-line basis over the remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than its carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the combined consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with laws and regulations; on-going or projected negative operating income or cash flow; and/or a significant change in the occupancy rate and/or rising interest rates.
A market approach is performed based on income approach whereby the Company looks at comparable properties, current market conditions, forecasts and representative transactions to validate management’s expectations, where possible. The main assumptions used in measuring goodwill impairment, include the selection of guideline transactions, the derivation and selection of multiples and the financial metrics of the properties. The starting point for each of the reporting unit’s multiples is the detailed annual plan and rent roll. The detailed planning process takes into consideration many factors including revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the Company’s seven reporting units was conducted as of December 31, 2015. Management generally used the optional qualitative screen to assess impairment of goodwill for 2015 given that the New European Investments were acquired during the year. In addition, the Company looked at other factors to assess whether it was more likely than not that the fair value of the reporting unit was higher than the carrying amount. In this assessment, the Company deemed it necessary to go to the next step of the assessment, Step 1, for purposes of one reporting unit. The result of the assessment performed resulted in a $1.7 million impairment loss of the goodwill associated with this reporting unit.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents identified intangibles as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015(1)			December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease value, net	$121,004	$(20,120)	$100,884	$—	$—	$—
Above-market lease value, net	53,236	(5,806)	47,430	1,657	(54)	1,603
Below-market ground lease value, net	70,971	(618)	70,353	33,231	(578)	32,653
Goodwill(2)	22,852	NA	22,852	—	NA	—
Total	$268,063	$(26,544)	$241,519	$34,888	$(632)	$34,256

Intangible liabilities:
Below-market lease value, net	$40,213	$(4,490)	$35,723	$151	$(18)	$133
Above-market ground lease value, net	5,026	(31)	4,995	—	NA	—
Total	$45,239	$(4,521)	$40,718	$151	$(18)	$133
_______________________

(1)	As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases and in-place leases is 6.8 years, 7.5 years and 5.3 years, respectively.

(2)
Represents goodwill associated with the certain share-deal acquisitions of the New European Investments. The goodwill and a corresponding deferred tax liability is recorded at acquisition based on tax basis differences.

The following table presents a rollforward of goodwill for the years ended December 31, 2015 and 2014 (dollars in thousands):

Balance as of December 31, 2014	$—
Goodwill from acquisitions	24,491
Disposal of goodwill	—
Impairment losses	(1,710)
Adjustments from foreign currency translation	71
Balance as of December 31, 2015	$22,852
The following table presents amortization of acquired above-market leases, net of acquired below-market leases and amortization of other intangible assets for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2015	2014	2014	2013
Amortization of above-market leases, net of acquired below-market leases	$1,763	$37	$61	$107
Amortization of other intangible assets	20,468	558	742	1,200

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets			Intangible Liabilities
Years Ending December 31:	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net	Above-market Ground Lease Value, Net
2016	$21,939	$8,236	$744	$4,765	$68
2017	17,741	7,773	744	4,639	68
2018	16,769	7,394	744	4,633	68
2019	14,674	6,594	744	4,412	68
2020	8,143	4,137	744	3,848	68
Thereafter	21,618	13,296	66,633	13,426	4,655
Total	$100,884	$47,430	$70,353	$35,723	$4,995
Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Other assets:
Investment deposits and pending deal costs	$—	$58,647
Deferred tax assets, net	220	—
Prepaid expenses	3,041	2,269
Deferred lease costs	2,007	—
Other	973	742
Total	$6,241	$61,658

	December 31,
	2015	2014
Other liabilities:
Deferred tax liabilities	$22,026	$—
Prepaid rent and unearned revenue	10,450	2,206
Tenant security deposits	4,953	250
Other	5,225	—
Total	$42,654	$2,456
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the combined consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such write-offs are included within depreciation and amortization in the combined consolidated statements of operations

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors, real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment of goodwill in the combined consolidated statements of operations.
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
As of December 31, 2015 and 2014, the Company’s recurring financial measurements recorded at fair value were its derivative assets. Such derivative instruments are valued using a third-party pricing service. Derivative instruments are assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. This quotation is not adjusted and is generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, is classified as Level 2 of the fair value hierarchy.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Derivatives
The Company seeks to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. For derivatives that qualify as a cash flow hedge, the effective portion of the change in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI that may relate to the hedge of its floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings. The change in fair value for a derivative that does not qualify as a hedge for U.S. GAAP is recorded in earnings.
The Company’s derivative instruments are recorded on the combined consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP. Therefore, the change in fair value of derivative instruments are recorded in earnings.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”) is recorded as a component of accumulated OCI in the combined consolidated statements of equity. For the year ended December 31, 2015, the Company reclassified $0.3 million of CTA to realized gains (losses) in the combined consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership owned by holders other than the Company (“Common Units”) and Common Units which are structured as profits interests (“LTIP Units” collectively referred to as Unit Holders) (refer to Note 7), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Unit Holders is calculated assuming all units are converted to common stock.
Income Taxes
The Company will elect to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying combined consolidated financial statements for the year ended December 31, 2015. Dividends distributed for the year ended December 31, 2015 were characterized, for U.S. federal income tax purposes, as ordinary income.
The Company conducts its business through foreign subsidiaries which may be subject to local level income tax in the European jurisdictions it operates. The Company has also elected taxable REIT subsidiary (“TRS”) status for one of the Company’s foreign subsidiaries. This enables the Company to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property.” The TRS is not resident in the U.S. and, as such, not subject to U.S. taxation but is subject to foreign income taxes only. As a result, the effective tax rate of less than 1% is due to those foreign taxes. In addition, the REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2015, the Company’s foreign subsidiaries recorded $2.3 million of current income tax expense and an offsetting $3.0 million of a deferred income tax benefit. For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets.  The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The valuation allowance at December 31, 2015 of $21.5 million relates to deferred tax assets in jurisdictions that had not met the “more-likely-than-not” realization threshold criteria.
Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the combined consolidated statements of operations.
As of December 31, 2015, the Company’s deferred tax assets and liabilities are as follows (dollars in thousands):

Deferred tax asset
Net operating losses	$14,161
Interest deferral	5,896
Transaction costs capitalized to operating real estate	13,099
Other	1,805
Total deferred tax asset	34,961
Valuation allowance	(21,460)
Deferred tax assets, net of valuation allowance	13,501
Deferred tax liabilities
Operating real estate	(30,237)
Other	(5,070)
Total deferred tax liabilities	(35,307)
Net deferred tax liability	$(21,806)
The Company is allowed to carryforward its net operating losses indefinitely in most of the tax jurisdictions it files with some annual restrictions.
The Company has assessed its tax positions for all open tax years, which includes 2013 to 2015 and concluded there were no uncertain tax positions to be recognized.  The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. As of December 31, 2015, the Company has not recognized any such amounts related to uncertain tax positions.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its combined consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter of

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015, the Company adopted this guidance and the impact to the combined consolidated balance sheets from the reclassification of such costs was a reduction to both total assets and total liabilities of $24.5 million and $1.8 million as of December 31, 2015 and 2014, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter of 2015 (refer to Note 3).
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The new guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on its combined consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its combined consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Land	$456,703	$—
Buildings and improvements	1,256,002	—
Building leasehold interests and improvements	334,970	51,646
Furniture, fixtures and equipment	218	—
Tenant improvements	72,567	3,767
Subtotal	2,120,460	55,413
Less: Accumulated depreciation	(35,303)	(517)
Operating real estate, net	$2,085,157	$54,896
For the year ended December 31, 2015, the period from September 16 to December 31, 2014, the period from January 1 to September 15, 2014 and the year ended December 31, 2013, depreciation expense was $35.8 million, $0.5 million, $1.6 million and $1.9 million, respectively.
Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the year ended December 31, 2015 (dollars in millions):

Acquisition Date	Name	Primary Description	Primary Location(s)	Purchase Price(1)(2)	Properties(6)	Financing(1)		Equity(1)	Ownership Interest(4)	Transaction Costs(1)
April 2015	SEB Portfolio	Multi-tenant office	Germany, United Kingdom, France	$1,188.1	11	$805.8	(3)	$467.9	95%	$85.6	(5)
April 2015	Internos Portfolio	Office/Hotel/Industrial/Retail	Germany, France, Portugal	200.7	12	99.0		116.4	95%	14.7	(5)
April 2015	IVG Portfolio	Multi-tenant office	Germany, United Kingdom, France	197.7	15	91.3		124.5	95%	18.1	(5)
April 2015	Deka Portfolio	Multi-tenant office	Germany	88.5	10	51.0		43.3	95%	5.8	(5)
July 2015	Trianon Tower	Multi-tenant office	Germany	589.3	3	363.3		228.3	95%	2.3
Total				$2,264.3	51	$1,410.4		$980.4		$126.5
______________________________________

(1)	Translated using the currency exchange rate on the dates of acquisitions, as applicable.

(2)	Includes working capital and excludes transaction costs, deferred financing costs and derivatives.

(3)	Includes $232.5 million of financing entered into subsequent to acquisition date and translated using the currency exchange rates as of such date.

(4)
The Company has an approximate 95% equity interest in certain subsidiaries related to these acquisitions and is entitled to a 100% allocation of net income (loss) as a result of the allocation formula, as set forth in the governing documents.

(5)
Includes $27.5 million of transaction costs incurred in the fourth quarter 2014. Transaction costs incurred in 2015 include $6.4 million of foreign currency related losses on deposits paid in 2014 in connection with the acquisitions in April 2015.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Includes two assets in the Internos Portfolio and one asset in the Deka Portfolio which were sold in December 2015.
The following table presents the allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the U.K. Complex and New European Investments translated using the currency exchange rate on the date of each respective acquisition (dollars in thousands):

Assets:
Land	$465,756
Buildings, leasehold interests and improvements(1)	1,671,487
Acquired intangibles(2)	273,854
Other assets acquired	31,800
Total assets acquired	$2,442,897

Liabilities:
Mortgage and other notes payable(3)	$1,491,621
Intangibles and other liabilities assumed(4)	74,110
Total liabilities	1,565,731
Redeemable non-controlling interest	1,461
Total NorthStar Realty Europe Corp. equity	874,086
Non-controlling interests	1,619
Total equity	875,705
Total liabilities and equity	$2,442,897
______________________________________

(1)	Includes building and tenant improvements.

(2)	Primarily includes in-place lease, above-market lease and below-market ground lease values and goodwill.

(3)	Includes $232.5 million of financing entered into subsequent to acquisition date for the SEB Portfolio (refer to Note 4) and translated using the currency exchange rates of such date.

(4)	Primarily includes below-market lease values and net deferred tax liability.
For the year ended December 31, 2015, the Company recorded aggregate revenue and net loss of $110.9 million and $105.3 million, respectively, related to the acquisition of the New European Investments. Net loss is primarily related to transaction costs, depreciation and amortization.
In accordance with the newly adopted guidance, during the measurement-period, based on new information received, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to intangible assets, operating real estate, net and other liabilities, which resulted in $0.2 million increase on the Company’s results of operations for the year ended December 31, 2015. The following table presents the effect of such purchase price reclassifications on the combined consolidated balance sheet as of December 31, 2015 (dollars in thousands):

	As Previously Disclosed	Measurement-Period Adjustments	December 31, 2015
Operating real estate, net	$562,302	$(1,422)	$560,880
Intangible assets, net	62,794	(5,801)	56,993
Intangible liabilities, net	(2,725)	79	(2,646)
Other liabilities	(31,485)	6,923	(24,562)
Total	$590,886	$(221)	$590,665
The following table presents unaudited combined consolidated pro forma results of operations adjusted for the acquisition of the New European Investments and related borrowings as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual combined consolidated results of operations of the Company would have been, nor are they indicative of the combined consolidated results of operations in the future (dollars in thousands, except per share data):

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$173,137	$171,091
Pro forma net income (loss) attributable to NorthStar Realty Europe Corp.	(14,505)	(153,509)	(1)
Pro forma EPS - basic	$(0.23)	$(2.44)
Pro forma EPS - diluted	$(0.23)	$(2.44)
___________________
(1)    Includes $158.3 million of transaction costs relating to the acquisition of the European Real Estate Business.
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2015 (dollars in thousands):

Description	Properties	Operating Real Estate, Net	Intangible Assets, Net	Total
Deka Portfolio(1)(2)	2	$5,317	$777	$6,094
___________________

(1)	In March 2016, the Company sold one of the assets held for sale as of December 31, 2015.

(2)
The assets classified as held for sale were sold on the open market as asset deals subject to standard industry terms and conditions. The assets contributed $0.4 million of revenue and a pretax loss of $0.4 million for the year ended December 31, 2015.

4.	Borrowings
The following table presents borrowings as of December 31, 2015 and 2014 (dollars in thousands):

			December 31, 2015			December 31, 2014
	Final Maturity	Contractual Interest Rate	Principal Amount		Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex	Jan-20	(2)	$74,010		$72,579	$77,660	$75,910
Internos Portfolio(10)	Dec-20(9)	(3)	84,497	(7)	82,329	—	—
IVG Portfolio(10)	Dec-20(9)	(3)	78,602	(7)	75,732	—	—
Deka Portfolio(10)	Dec-20(9)	(3)	46,945	(7)	46,212	—	—
SEB Portfolio(4)	Apr-22	(5)	684,540	(7)	674,543	—	—
SEB Portfolio - Preferred(6)	Apr-60	(6)	115,604	(7)	115,219	—	—
Trianon Tower(4)	Jul-23	(8)	359,898		357,996	—	—
Total mortgage and other notes payable			1,444,096		1,424,610	77,660	75,910
Senior Notes:
Senior Notes(11)	Dec-16	4.625%	340,000		333,798	—	—
Grand Total			$1,784,096		$1,758,408	$77,660	$75,910
____________________________________________________________

(1)
All borrowings are non-recourse to the Company and are interest-only through maturity, subject to compliance with covenants of the respective borrowing and denominated in the same currency as the assets securing the borrowing.

(2)
Comprised of $60.2 million principal amount of floating rate borrowing at GBP LIBOR plus 2.0%, with a related $60.2 million notional value interest rate cap at 2.0% and $13.8 million of fixed rate borrowing at 8.0%.

(3)
Represents cross-collateralized borrowings between the IVG Portfolio, Internos Portfolio and Deka Portfolio.  Comprised of $14.6 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, with a related $14.6 million notional value interest rate cap at 2.0%, $100.1 million principal amount of floating rate borrowings at EURIBOR plus 1.55%, with a related $100.1 million notional value interest rate cap at 0.5%, $54.5 million principal amount of floating rate borrowings at EURIBOR plus 1.9%, with a related $54.5 million notional value interest rate cap at 2.0%, and $34.0 million of floating rate borrowings at GBP LIBOR plus 2.7%, with a related $34.0 million notional value interest rate cap at 2.0%.

(4)
In July 2015, the Company borrowed an additional $109.4 million and $88.9 million, related to the SEB Portfolio and Trianon Tower, respectively, which was deemed to be a modification for accounting purposes and as such, the fees paid to the lender of $0.8 million and $2.0 million, respectively, were treated as a discount to such borrowings. The amortization of such fees is included in interest expense in the combined consolidated statements of operations.

(5)
Comprised of $386.5 million principal amount of floating rate borrowing at EURIBOR plus 1.8%, with a related $368.5 million notional value interest rate cap at 0.5%, $280.9 million of floating rate borrowing at GBP LIBOR plus 1.8%, with a related $280.9 million notional value interest rate cap at 2.0% and $17.1 million of floating rate borrowing at STIBOR plus 1.8%.

(6)
Represents preferred equity certificates with a contractual interest rate of 3.0% per annum through May 2019, which can be prepaid at that time without penalty in part or in full, which increases to EURIBOR plus 12.0% through May 2022 and then increases to EURIBOR plus 15.0% through final maturity. Any prepayment prior to May 2019 is subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

(7)
Prepayment provisions include a fee based on principal amount ranging from .75% to 1.5% through April 2018 for the Internos Portfolio, the IVG Portfolio and the Deka Portfolio borrowing and .5% to 2.0% through April 2019 for the SEB Portfolio borrowing.

(8)	Comprised of $360.0 million principal amount of floating rate borrowing at EURIBOR plus 1.45%, with a related $360.0 million notional value interest rate cap at 0.5%.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)
On December 17, 2015, the Company completed a refinancing of the Internos Portfolio, the IVG Portfolio and the Deka Portfolio and, as such, certain maturity dates range from April 2020 to December 2020.

(10)
Includes $0.7 million, $3.0 million and $2.9 million of asset associated preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated to the German property companies of the IVG Portfolio, Deka Portfolio and Internos Portfolio, respectively, which can be prepaid at any time without penalty through final maturity, being thirty years from the issuance date.

(11)
The Company has the right to redeem the Senior Notes prior to maturity, in whole or in part from time to time, provided that no redemption in part results in the aggregate principal amount of the Senior Notes outstanding being reduced to less than $100 million. The cash redemption price is equal to the greater of: (i) 100% of the principal amount of the Senior Notes; and (ii) the sum of the present values of the remaining scheduled payments of interest and principal of the Senior Notes discounted to such date of redemption on a semiannual basis at a rate of 0.50% per annum.

The carrying value of mortgage and other notes payable approximates fair value as of December 31, 2015 and 2014, as such amounts bear floating rates of interest. The fair value of the Senior Notes (as defined below) as of December 31, 2015 is approximately $327.3 million which reflects the market price of a similar transaction near December 31, 2015. Such fair value measurements are based on observable inputs or quoted prices for similar liabilities in an active market, and as such, are classified as Level 2 of the fair value hierarchy.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable and the Senior Notes as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Principal amount	$1,784,096	$77,660
Premium (discount), net	(1,144)	—
Deferred financing costs, net	(24,544)	(1,750)
Carrying value	$1,758,408	$75,910
The following table presents scheduled principal payments on borrowings, based on final maturity as of December 31, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Senior Notes
Years ending December 31:
2016	$340,000	$—	$340,000
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	284,054	284,054	—
Thereafter	1,160,042	1,160,042	—
Total	$1,784,096	$1,444,096	$340,000

As of December 31, 2015, the Company was in compliance with all of its financial covenants.
Senior Notes
In July 2015, the Company issued $340.0 million principal amount of 4.625% senior stock-settlable notes due December 2016 (the “Senior Notes”) for aggregate net proceeds of $331.0 million, after deducting the underwriters’ discount and other expenses. The Senior Notes are senior unsubordinated and unsecured obligations of the Company and NorthStar Realty and NorthStar Realty’s operating partnership guarantee payments on the Senior Notes.  Subject to specified conditions being met, such as public notice at least 60 days prior to maturity, the Company may elect to settle all or part of the principal amount of the Senior Notes in the Company’s common stock in lieu of cash, in which case the number of shares delivered per note will be based on the Company’s common stock prices during a measurement period immediately preceding the maturity date.
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded in equity in net transactions with NorthStar Realty. In February 2016, the Company repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the years ended December 31, 2014 and 2013.
Base Management Fee
For the period from November 1, 2015 to December 31, 2015, the Company incurred $2.3 million related to the base management fee. As of December 31, 2015, $2.3 million is recorded in due to related party on the combined consolidated balance sheets. The base management fee will increase subsequent to December 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	any equity the Company issues in exchange or conversion of exchangeable or stock-settlable notes;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in the Operating Partnership (excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”), if any, of the Company in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards beginning the first full calendar quarter after the Spin-off.

Incentive Fee
For the period from November 1, 2015 to December 31, 2015, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15.0% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.30 per share and up to $0.36 per share; plus

•	the product of: (a) 25.0% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.36 per share;

•	multiplied by the Company’s weighted average shares outstanding for the calendar quarter.
Weighted average shares represents the number of shares of the Company’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Additional Management Agreement Terms
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
The Company’s management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The management agreement further provides that the Company’s anticipated consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”).  The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s and NorthStar Realty’s (the “NorthStar Listed Companies”) general and administrative expenses as reported in their combined consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management.
Subsequent to Spin-off through December 31, 2015, NSAM allocated $0.4 million of expense which is recorded in due to related party on the combined consolidated balance sheets.
In addition, the Company, together with NorthStar Realty and any company spun-off from the Company or NorthStar Realty, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from the Company or NorthStar Realty, the amount paid by the Company, NorthStar Realty and any company spun-off from the Company or NorthStar Realty will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. The Company’s equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.

6.	Equity-Based Compensation
The following summarizes the equity-based compensation plans of the Company and NorthStar Realty, as they relate to equity-based compensation payable by the Company or its Operating Partnership:
NorthStar Realty Europe Equity Plan
In October 2015, the board of directors of the Company adopted the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), which was subsequently approved by the Company’s sole stockholder at the time. The 2015 Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of NorthStar Europe, in the form of restricted shares and other equity-based awards such as LTIP Units or any combination of the foregoing. Following the completion of the Spin-off, the 2015 Plan is administered by the compensation committee of the board of directors of the Company. The eligible participants in the 2015 Plan include directors, officers, employees, co-employees, consultants and advisors of the Company, NSAM or of any parent or subsidiary who provides

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services to the Company. 10 million shares of common stock are reserved and available for issuance under the 2015 Plan, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. No equity awards under the 2015 Plan were issued prior to the Spin-off.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 restricted stock units (“RSUs”) to executive officers and employees of NSAM or one of its subsidiaries. The restricted shares of common stock vest over the approximately four-year period ending December 31, 2019, subject to continued employment with NSAM or one of its subsidiaries and the RSUs are subject to the achievement of performance-based vesting conditions and continued employment with NSAM or one of its subsidiaries. Approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with NSAM or one of its subsidiaries over the approximately four-year period from the grant date through December 31, 2019 (“Absolute RSUs”). The other approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with NSAM or one of its subsidiaries over the approximately four-year period from the grant date through December 31, 2019 (“Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, these RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.
NSAM Bonus Plan
Pursuant to the Company’s management agreement with NSAM, the Company and NorthStar Realty are responsible for paying up to 50% of the long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (“NSAM Bonus Plan”). Long-term bonuses are generally paid to executives in the form of equity-based awards of the Company, NorthStar Realty and NSAM, subject to performance-based and time-based vesting conditions over a four-year performance period.
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 335,336 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment with NorthStar Realty or NSAM through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 44,214 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 194,422 RSUs to NSAM’s executive officers, which are subject to vesting based on the total stockholder return of NorthStar Realty for the period prior to the Spin-off and the combined total stockholder return of NorthStar Realty and the Company for the period after the Spin-off, CAD of the Company and continued employment with NorthStar Realty or NSAM over the four-year period ending December 31, 2018. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number of shares of common stock and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 283,305 shares of common stock to certain of NSAM’s non-executive employees, including executive officers of the Company, with substantially similar terms to the executive awards subject to time-based vesting conditions.
NorthStar Realty Equity Plans
NorthStar Realty issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (as amended from time to time, the “NorthStar Realty Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “NorthStar Realty Plan” and collectively the “NorthStar Realty Equity Plans”).
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the Spin-off remain outstanding following the Spin-off. In connection with the Spin-off, holders of shares of common stock of NorthStar Realty and LTIP units of NorthStar Realty’s operating partnership subject to outstanding equity awards received one share of the Company’s common stock or one Common Unit in the Company’s operating partnership, respectively, for every six shares of common stock of NorthStar Realty or LTIP units of NorthStar Realty’s operating partnership held (prior to NorthStar Realty’s one-for-two reverse stock split effected

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

immediately following the Spin-off), all of which generally remain subject to the same vesting and other terms that applied prior to the Spin-off. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs, were adjusted to also relate to one-third of a share of the Company’s common stock (after giving effect to NorthStar Realty’s one-for-two reverse stock split effected immediately following the Spin-off), but otherwise generally remain subject to the same vesting and other terms that applied prior to the Spin-off. Performance-based vesting conditions based on total stockholder return of NorthStar Realty or NorthStar Realty and NSAM were adjusted to refer to combined total stockholder return of NorthStar Realty and the Company or NorthStar Realty, NSAM and the Company, respectively, with respect to periods after the Spin-off and references to a change of control or similar term in outstanding awards, which referred to a change of control of either NorthStar Realty or NSAM, were adjusted, to the extent such awards relate to common stock of the Company or Common Units in the Company’s Operating Partnership, to refer to a change of control of either the Company or NSAM.
Following the Spin-off, NorthStar Realty and the compensation committee of its board of directors will continue to administer all awards issued under the NorthStar Realty Equity Plans but the Company will be obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the 2015 Plan.
In connection with the Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of December 31, 2015: 27,122 of restricted stock, net of forfeitures, which remain subject to vesting; 622,349 Common Units, net of forfeitures and conversions, of which 285,419 remain subject to vesting; 83,333 RSUs, which remain subject to vesting and 180,871 RSUs related to executives of NSAM only, which remain subject to vesting based on performance conditions and continued NSAM employment. On December 31, 2015, the performance hurdle for 117,472 RSUs was met pursuant to NorthStar Realty’s bonus plan for 2012 and the Company settled these RSUs on January 4, 2016. Additionally, in connection with the initial election of the independent members of the Company’s board of directors, the Company issued 17,528 shares of restricted stock and 70,112 LTIP Units to such directors.
Subsequent to the Spin-off through December 31, 2015, the Company recorded $0.8 million of equity-based compensation expense which is recorded in general and administrative expenses on the combined consolidated statements of operations. As of December 31, 2015, equity-based compensation expense to be recognized over the remaining vesting period through August 2019 is $7.7 million, provided there are no forfeitures.

7.	Stockholders’ Equity
Spin-off
In connection with the Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company common stock for each six shares of NorthStar Realty common stock.
Director Shares
In November 2015, the Company issued 17,528 shares of restricted common stock with a fair value at the date of grant of $0.2 million to one of its board of directors. The stock will generally vest over three years.
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2016, unless otherwise extended by the Company’s board of directors. As of December 31, 2015, the Company repurchased 3.7 million shares of its common stock for approximately $41.4 million.
Dividends
The Company declared its first dividend on its common stock on November 23, 2015 of $0.15 per share, which was paid on December 11, 2015 to stockholders of record as of the close of business on December 7, 2015.
Earnings Per Share
The following table presents EPS for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in thousands, except per share data):

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	September 16 to December 31,		January 1 to September 15,		Year Ended December 31,
	2015(1)	2014(1)		2014(1)		2013(1)
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(143,136)	$(33,630)		$(3,007)		$1,633
Net income (loss) attributable to Unit Holders non-controlling interest	(1,052)	—		—		—
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(144,188)	$(33,630)		$(3,007)		$1,633
Denominator:(2)
Weighted average shares of common stock	62,184	62,988	(3)	62,988	(3)	62,988	(3)
Weighted average Unit Holders(1)	681	—		—		—
Weighted average shares of common stock and Unit Holders(2)	62,865	62,988	(3)	62,988	(3)	62,988	(3)
Earnings (loss) per share:
Basic	$(2.30)	$(0.53)	(3)	$(0.05)	(3)	$0.03	(3)
Diluted	$(2.30)	$(0.53)	(3)	$(0.05)	(3)	$0.03	(3)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of December 31, 2015. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)
Basic and diluted earnings per common share for the years ended December 31, 2014 and 2013 were calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. As the Operating Partnership was formed in conjunction with the Spin-off, non-controlling interest related to Unit Holders was recognized for the year ended December 31, 2015 to retrospectively adjust for common control of the business (refer to Note 2). The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying combined consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. In connection with the formation of the Operating Partnership in November 2015, the Company recorded a non-controlling interest of $8.7 million related to Unit Holders. As of December 31, 2015, 692,461 Common Units and LTIP Units were outstanding, representing a 1.2% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the period from the Spin-off to December 31, 2015 was a net loss of $1.1 million.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder can redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity, due to the redemption option and for the year ended December 31, 2015 recorded $0.1 million in net (income) loss attributable to non-controlling interests to adjust the carrying value to its redemption value as of December 31, 2015.

9.	Risk Management and Derivative Activities
Derivatives
The Company seeks to use derivative instruments primarily to manage interest rate and currency risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest and currency rate swap, cap and foreign currency forward agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.
The following table presents derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	Number	Notional Amount	Fair Value Net Asset (Liability)	Range of Fixed LIBOR / EURIBOR / STIBOR	Range of Maturity
As of December 31, 2015:
Interest rate caps	6	$1,429,216	$23,375	0.50% - 2.00%	April 2016 - July 2023
Foreign currency forwards	3	154,353	417	N/A	February 2016 - November 2017
Total	9	$1,583,569	$23,792

As of December 31, 2014:
Interest rate cap	1	$63,099	$1,080	2.00%	January 2020
The change in number and notional amount of derivative instruments from December 31, 2014 relates to derivatives entered into in connection with the New European Investments.
The following table presents the fair value of derivative instruments, as well as their classification on the combined consolidated balance sheets, as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	Balance Sheet	December 31, 2015	December 31, 2014
	Location
Interest rate caps	Derivative assets	$23,375	$1,080
Foreign currency forwards	Derivative assets	$417	$—
The following table presents the effect of derivative instruments in the combined consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

		NorthStar Europe Period		Prior Owner Period(1)
		Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
		2015	2014	2014	2013
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on investments and other	$(8,897)	$(210)	$2,110	$2,798
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	227	—	—	—
Net cash receipt (payment) on derivatives	Unrealized gain (loss) on investments and other	(61)	—	—	—
_____________________________

(1)	During the Prior Owner Period, there were interest rate swaps associated with financing that were settled in connection with the acquisition of the U.K. Complex by NorthStar Realty.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2015 and 2014. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2015 and 2014.
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions.  The Company monitors its portfolios to identify potential concentrations of credit risks.  For the year ended December 31, 2015, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 8.5 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue.  Additionally, for the year ended December 31, 2015, Germany, France, the United Kingdom and the Netherlands each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is sufficiently well diversified and does not contain any unusual concentrations of credit risks.

10.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Company engages third-party service providers for its portfolio who are remunerated based on either a fixed fee or a percentage of rental income. The contracts terms vary by party and have break options in place. These costs are recorded in real estate operating and other expenses.
Obligations Under Ground Leases
The following table presents minimum future rental payments under the Company’s contractual ground lease obligations for certain building leaseholds as of December 31, 2015 (dollars in thousands):

Years ending December 31:	Total(1)
2016	$642
2017	642
2018	642
2019	642
2020	642
Thereafter	43,919
Total minimum lease payments	$47,129
__________________

(1)	Represents three ground leases, none of which are paid directly by the tenants.

11.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2015 and 2014 (dollars in thousands):

	NorthStar Europe Period
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Rental and escalation income	$43,923	$42,178	$31,558	$2,186
Total expenses	67,794	69,350	117,418	3,440
Net income (loss)	(34,180)	(31,932)	(76,688)	(1,343)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	(33,949)	(31,892)	(75,983)	(1,312)
Earnings (loss) per share:(1)
Basic	$(0.55)	$(0.51)	$(1.21)	$(0.02)
Diluted	$(0.55)	$(0.51)	$(1.21)	$(0.02)
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	NorthStar Europe Period		Prior Owner Period
	Three Months Ended December 31,	September 16 to September 30,	July 1 to September 15,	Three Months Ended June 30,	Three Months Ended March 31,
	2014	2014	2014	2014	2014
Rental and escalation income	$2,523	$199	$1,981	$2,828	$2,353
Total expenses	30,549	4,783	3,386	5,439	4,744
Net income (loss)	(29,361)	(4,545)	(344)	(1,440)	(1,223)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	(29,382)	(4,248)	(344)	(1,440)	(1,223)
Earnings (loss) per share:(1)(2)
Basic	$(0.47)	$(0.07)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.47)	$(0.07)	$(0.01)	$(0.02)	$(0.02)
__________________

(1)
Basic and diluted earnings per common share for the periods prior to 2015 were calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

12.	Segment Reporting
The Company currently conducts its business through the following two segments, based on how management reviews and manages its business:

•	Real Estate - The European commercial real estate business is predominantly focused on office properties. The Company acquired its first real estate investment in September 2014.

•	Corporate - The corporate segment includes corporate level interest expense, management fee and general and administrative expenses.
The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	NorthStar Europe Period
	Year Ended December 31, 2015
Statement of Operations:	Real Estate		Corporate		Total
Rental and escalation income	$119,845	(1)	$—		$119,845
Interest expense	25,365	(3)	10,764	(3)	36,129
Income (loss) before income tax benefit (expense)	(106,141)		(38,677)	(4)	(144,818)
Income tax benefit (expense)	675		—		675
Net income (loss)	(105,466)	(2)	(38,677)		(144,143)
Balance Sheet:
December 31, 2015:
Total Assets	$2,544,992		$138,058		$2,683,050
___________________________________

(1)	Includes revenues attributable to Germany, the United Kingdom, France and the Netherlands of $34.4 million, $37.1 million, $16.1 million and $15.1 million, respectively.

(2)	Primarily relates to depreciation and amortization expense of $56.3 million and transaction costs related to the New European Investments of $99.1 million.

(3)	Includes $2.9 million and $3.0 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

(4)	Includes an allocation of general and administrative expenses from NSAM of $0.4 million.

	NorthStar Europe Period					Prior Owner Period
	September 16, 2014 to December 31, 2014					January 1 to September 15, 2014
Statement of Operations:	Real Estate		Corporate		Total	Real Estate	Corporate		Total
Rental and escalation income	$2,722	(1)	$—		$2,722	$7,162	$—		$7,162
Interest expense	165		—		165	3,486	—		3,486
Income (loss) before income tax benefit (expense)	(32,699)	(2)	(1,207)	(3)	(33,906)	1,434	(4,441)	(3)	(3,007)
Income tax benefit (expense)	—		—		—	—	—		—
Net income (loss)	(32,699)		(1,207)		(33,906)	1,434	(4,441)		(3,007)
Balance Sheet:
December 31, 2014:
Total Assets	$160,271		$—		$160,271	$—	$—		$—
___________________________________

(1)	Represents revenues from the U.K. Complex in the United Kingdom of $2.7 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Primarily relates to transaction costs related to the U.K. Complex of $4.3 million and to the New European Investments of $27.5 million.

(3)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

	Prior Owner Period
	Year Ended December 31, 2013
Statement of Operations:	Real Estate	Corporate		Total
Rental and escalation income	$9,869	$—		$9,869
Interest expense	4,666	—		4,666
Income (loss) before income tax benefit (expense)	1,293	340	(1)	1,633
Income tax benefit (expense)	—	—		—
Net income (loss)	1,293	340		1,633
Balance Sheet:
December 31, 2013:
Total Assets	$90,951	$—		$90,951
___________________________________

(1)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

13.	Subsequent Events
Dividends
On March 15, 2016, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on April 1, 2016 to stockholders of record as of the close of business on March 28, 2016.
Senior Note Repurchase
In February 2016, the Company repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.

NORTHSTAR REALTY EUROPE AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Country, City	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)	Date Acquired	Life on Which Depreciation is Computed
Germany
Frankfurt 1	$357,996	$81,516	$472,667	$—	$81,516	$472,667	$554,183	$6,923	$547,260	Jul-15	40 years
Hamburg 1	31,894	22,405	27,392	414	22,405	27,806	50,211	601	49,610	Apr-15	40 years
Berlin 1	27,507	7,671	34,327	—	7,671	34,327	41,998	684	41,314	Apr-15	40 years
Hamburg 2	28,695	24,844	9,676	—	24,844	9,676	34,520	301	34,219	Apr-15	40 years
Köln 1	17,527	11,321	18,233	11	11,321	18,244	29,565	408	29,157	Apr-15	40 years
Berlin 2	10,875	787	20,867	—	787	20,867	21,654	383	21,271	Apr-15	40 years
Hamburg 3	13,488	6,415	12,821	—	6,415	12,821	19,236	315	18,921	Apr-15	40 years
Frankfurt 2	11,150	4,101	14,491	38	4,101	14,529	18,630	321	18,309	Apr-15	40 years
Berlin 3	7,549	822	11,357	—	822	11,357	12,179	208	11,971	Apr-15	40 years
Düsseldorf 1	5,488	3,502	4,252	—	3,502	4,252	7,754	123	7,631	Apr-15	40 years
Münster	4,689	2,559	5,180	4	2,559	5,184	7,743	116	7,627	Apr-15	40 years
Stuttgart	2,021	2,677	2,960	—	2,677	2,960	5,637	78	5,559	Apr-15	40 years
Düsseldorf 2	4,440	3,024	2,344	37	3,024	2,381	5,405	65	5,340	Apr-15	40 years
Bottrop	3,115	1,275	3,967	2	1,275	3,969	5,244	121	5,123	Apr-15	40 years
Köln 2	2,565	1,643	2,951	22	1,643	2,973	4,616	71	4,545	Apr-15	40 years
Holzwickede	—	743	3,251	—	743	3,251	3,994	121	3,873	Apr-15	40 years
Werl	1,624	906	2,502	—	906	2,502	3,408	72	3,336	Apr-15	40 years
Bremen	—	317	1,269	—	317	1,269	1,586	48	1,538	Apr-15	40 years
Subtotal	530,623	176,528	650,507	528	176,528	651,035	827,563	10,959	816,604
United Kingdom
London 1	155,212	—	206,693	—	—	206,693	206,693	4,203	202,490	Apr-15	40 years
London 2	122,560	18,393	138,849	—	18,393	138,849	157,242	3,427	153,815	Apr-15	40 years
Woking	72,579	—	52,339	1,998	—	54,337	54,337	2,263	52,074	Sep-14	40 years
London 3	9,672	7,577	7,287	—	7,577	7,287	14,864	149	14,715	Apr-15	40 years
Glasgow	5,814	2,714	7,727	—	2,714	7,727	10,441	165	10,276	Apr-15	40 years
Oxford	7,354	—	9,303	—	—	9,303	9,303	243	9,060	Apr-15	40 years
Bristol	5,595	516	7,621	—	516	7,621	8,137	199	7,938	Apr-15	40 years
St. Albans	4,483	2,285	5,300	—	2,285	5,300	7,585	153	7,432	Apr-15	40 years
Subtotal	383,269	31,485	435,119	1,998	31,485	437,117	468,602	10,802	457,800
France
Paris 1	48,429	91,225	50,364	—	91,225	50,364	141,589	1,344	140,245	Apr-15	40 years
Paris 2	86,612	31,415	40,817	—	31,415	40,817	72,232	1,049	71,183	Apr-15	40 years
Paris 3	25,573	32,325	12,370	288	32,325	12,658	44,983	247	44,736	Apr-15	40 years
Marly	21,519	4,615	40,085	—	4,615	40,085	44,700	755	43,945	Apr-15	40 years
Paris 4	7,646	5,734	13,955	576	5,734	14,531	20,265	256	20,009	Apr-15	40 years
Paris 5	6,790	9,600	3,963	—	9,600	3,963	13,563	95	13,468	Apr-15	40 years
Subtotal	196,569	174,914	161,554	864	174,914	162,418	337,332	3,746	333,586
Netherlands
Rotterdam	78,641	10,416	135,157	—	10,416	135,157	145,573	2,960	142,613	Apr-15	40 years
Amsterdam	33,457	—	73,144	—	—	73,144	73,144	1,637	71,507	Apr-15	40 years

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Country, City	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)	Date Acquired	Life on Which Depreciation is Computed
Rijswijk	2,531	765	3,725	40	765	3,765	4,530	109	4,421	Apr-15	40 years
De Meern	2,054	1,833	504	—	1,833	504	2,337	66	2,271	Apr-15	40 years
Subtotal	116,683	13,014	212,530	40	13,014	212,570	225,584	4,772	220,812
Italy
Milan 1	54,883	35,682	87,926	—	35,682	87,926	123,608	2,491	121,117	Apr-15	40 years
Milan 2	—	3,254	8,701	—	3,254	8,701	11,955	179	11,776	Apr-15	40 years
Subtotal	54,883	38,936	96,627	—	38,936	96,627	135,563	2,670	132,893
Belgium
Brussels 1	4,094	7,712	15,241	—	7,712	15,241	22,953	309	22,644	Apr-15	40 years
Brussels 2	—	2,639	11,469	2	2,639	11,471	14,110	256	13,854	Apr-15	40 years
Brussels 3	—	1,210	10,518	—	1,210	10,518	11,728	253	11,475	Apr-15	40 years
Brussels 4	—	1,994	4,551	4	1,994	4,555	6,549	101	6,448	Apr-15	40 years
Subtotal	4,094	13,555	41,779	6	13,555	41,785	55,340	919	54,421
Sweden
Gothenburg	16,504	1,528	37,575	193	1,528	37,768	39,296	895	38,401	Apr-15	40 years
Portugal
Albufeira	—	4,552	8,745	—	4,552	8,745	13,297	210	13,087	Apr-15	40 years
Lisboa	—	610	10,924	—	610	10,924	11,534	225	11,309	Apr-15	40 years
Subtotal	—	5,162	19,669	—	5,162	19,669	24,831	435	24,396
Spain
Madrid	—	1,581	4,743	25	1,581	4,768	6,349	105	6,244	Apr-15	40 years
Grand Total	$1,302,625	$456,703	$1,660,103	$3,654	$456,703	$1,663,757	$2,120,460	$35,303	$2,085,157

Held-for-Sale
Germany
Lübeck 1	—	1,518	1,909	—	1,518	1,909	3,427	5	3,422	Apr-15	40 years
Lübeck 2	—	1,363	560	—	1,363	560	1,923	28	1,895	Apr-15	40 years
Total	$—	$2,881	$2,469	$—	$2,881	$2,469	$5,350	$33	$5,317

______________________

(1)	Excludes the preferred equity certificates of $122 million.

(2)	Aggregate cost for federal income tax purposes is $2.5 billion as of December 31, 2015.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2015
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Beginning balance	$55,413	$—
Property acquisitions	2,080,038	57,433
Transfers to held for sale	(5,330)	—
Improvements	3,414	493
Retirements and disposals	(14,514)	—
Foreign currency translation	1,439	(2,513)
Ending balance	$2,120,460	$55,413
The following table presents changes in accumulated depreciation as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Beginning balance	$517	$—
Depreciation expense	35,842	530
Assets held for sale	(31)	—
Retirements and disposals	(213)	—
Foreign currency translation	(812)	(13)
Ending balance	$35,303	$517

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, or Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.
Our Directors
Our board of directors presently consists of seven members. On January 8, 2016, each of Messrs. David T. Hamamoto, Albert Tylis, Mario Chisholm, Oscar Junquera, Wesley D. Minami, and Ms. Judith A. Hannaway were elected to serve on our board of directors until the 2017 annual meeting of our stockholders and until his or her successor is duly elected and qualified. Set forth below is each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Also set forth below are the specific experience, qualifications, attributes and skills of the directors that led our board of directors to conclude that each such person should serve as our director:

Name	Age	Position
David T. Hamamoto	56	Chairman
Albert Tylis	42	Director
Mario Chisholm	32	Independent Director
Judith A. Hannaway	64	Independent Director
Oscar Junquera	62	Independent Director
Wesley D. Minami	59	Independent Director
Charles W. Schoenherr	56	Independent Director
David T. Hamamoto. Mr. Hamamoto has served as our director since June 2015, has served as Executive Chairman of NSAM since August 2015 and served as Chief Executive Officer of NSAM from January 2014 to August 2015. Mr. Hamamoto has been Chairman of NorthStar Realty since October 2007 and has served as one of its directors since October 2003. Mr. Hamamoto served as Chief Executive Officer of NorthStar Realty from October 2004 to August 2015 and was its President from October 2004 to April 2011. Mr. Hamamoto also served as Chairman of NorthStar Real Estate Income Trust, Inc., or NorthStar Income, from February 2009 until August 2015, and served as its Chief Executive Officer from February 2009 until January 2013. Mr. Hamamoto also served as Chairman of NorthStar Healthcare Income, Inc., or NorthStar Healthcare, from January 2013 until January 2014. Mr. Hamamoto also served as Chairman of NorthStar Real Estate Income II, Inc., or NorthStar Income II, from December 2012 until August 2015. Mr. Hamamoto further served as Co-Chairman of NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro, from March 2014 until August 2015. Additionally, Mr. Hamamoto serves as a member of the advisory committee of RXR Realty LLC, or RXR Realty, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area and the co-sponsor of NorthStar/RXR New York Metro, a position he has held since December 2013. Mr. Hamamoto also serves as a member of the executive committee of Island Hospitality Management Inc., a position he has held since January 2015. Mr. Hamamoto served as Executive Chairman from March 2011 until November 2012, and as Chairman, from February 2006 until March 2011, of the board of directors of Morgans Hotel Group Co. (NASDAQ: MHGC). In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty, for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.
Consideration for Recommendation: As a founder and Executive Chairman of NSAM, founder and Chairman of NorthStar Realty and as our founder, Mr. Hamamoto offers our board an intuitive perspective of our business and operations as a whole. Mr. Hamamoto also has significant experience in all aspects of the commercial real estate markets, which he gained initially as co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. Mr. Hamamoto is able to draw on his extensive knowledge to develop and articulate sustainable initiatives, operational risk management and strategic planning, which qualifies him to serve as our director.
Albert Tylis. Mr. Tylis, has served as our director since October 2015, and has been the Chief Executive Officer and President of NSAM since August 2015 and January 2014, respectively. Mr. Tylis has also served as a member of the board of directors of NSAM since August 2015. In addition, since August 2015, Mr. Tylis has served as a member of the board of directors of NorthStar Realty. Previously, Mr. Tylis served as an officer of NorthStar Realty in the following capacities: President from January 2013 until August 2015, Co-President from April 2011 until January 2013, Chief Operating Officer from January 2010 until January

2013, Secretary from April 2006 until January 2013, and Executive Vice President and General Counsel from April 2006 until April 2011. Mr. Tylis has served as a member of the advisory committee of RXR Realty LLC since December 2013. Mr. Tylis also served as Chief Operating Officer of NorthStar Income from October 2010 until January 2013 and as General Counsel and Secretary of NorthStar Income from October 2010 until April 2011. He has further served as Chairman of the board of directors of NorthStar Healthcare from April 2011 until January 2013 and as General Counsel and Secretary of NorthStar Healthcare from October 2010 until April 2011. Prior to joining NorthStar Realty in August 2005, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and, from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group and supported the firm’s Real Estate Group. Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School.
Consideration for Recommendation: As the Chief Executive Officer and President of NSAM and a director of NorthStar Realty, Mr. Tylis’s senior executive experience and deep knowledge of our operations and business strengthen our board of directors’ collective qualifications, skills and experience, which qualifies him to serve as our director.
Mario Chisholm. Mr. Chisholm has served as our independent director since October 2015. Mr. Chisholm is the Founding Principal of SVS Real Estate, or SVS RE, which he founded in July 2014. SVS RE is a London based company specializing in real estate and hospitality assets and acts as an investor, advisor, asset manager and/or operating partner in real estate related transactions across the world. In addition, in August 2014, Mr. Chisholm co-founded UNIQ Residential, a real estate development company focused on residential and hospitality developments in Spain, and continues to serve as a board member. Prior to SVS RE’s founding, Mr. Chisholm served as a real estate investor at Och-Ziff Capital Management from July 2011 to June 2014, during which time he negotiated and completed various pan-European real estate transactions across a wide array of asset classes, multiple geographies and across the capital structure. From March 2009 to June 2011, Mr. Chisholm served as a real estate professional at Benson Elliot Services Ltd, where he managed various real estate development projects in the Iberian Region and in Hungary. Mr. Chisholm also served as a real estate finance banker at Goldman Sachs International from September 2007 to March 2009. Before joining Goldman Sachs International, Mr. Chisholm served as a real estate finance/securitization analyst at Citigroup Global Markets Ltd, or Citigroup, from July 2006 to September 2007. Prior to working at Citigroup, between September 2005 and January 2006, Mr. Chisholm carried out a real estate related study for the European Central Bank monetary policy division in Frankfurt, Germany. Mr. Chisholm also holds a position as a board member and investor representative of EnergyDeck, a technology startup headquartered in London and focused on providing a web-based platform to drive effective tracking and management of building performance. Mr. Chisholm has a Bachelor of Economic Science, with Honours, and a Masters of Science in Economics and Econometrics with Merit, each received from the University of Manchester.
Consideration for Recommendation: Mr. Chisholm has acquired a deep knowledge of the international investment market through his substantial experience in pan-European real estate development and finance transactions across a wide array of asset classes, multiple geographies and across the capital structure. Mr. Chisholm’s significant international real estate experience and strong finance and banking background qualify him to serve as our director.
Judith A. Hannaway. Ms. Hannaway has served as our lead independent director since October 2015. Ms. Hannaway also serves as a director of NorthStar Realty, a position she has held since September 2004, and as a director of NSAM, a position she has held since June 2014. Currently and during the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management.
Consideration for Recommendation: Ms. Hannaway has had significant experience at major financial institutions and has broad ranging financial services expertise and experience in the areas of financial reporting, risk management and alternative investment products. Ms. Hannaway’s financial-related experience qualifies her to serve as our director.
Oscar Junquera. Mr. Junquera has served as an independent director since October 2015. Mr. Junquera also serves as a director of NSAM, a position he has held since June 2014. Additionally, Mr. Junquera is on the board of directors of HF2 Financial Management Inc. and Toroso Investments LLC. Mr. Junquera is the founder of PanMar Capital llc., a private equity firm specializing in the financial services industry and has been a Managing Partner since its formation in January 2008. Mr. Junquera worked on matters related to the formation of PanMar Capital llc. from July 2007 until December 2008. From 1980 until June 2007, Mr. Junquera was at PaineWebber, which was sold to UBS AG in 2000. He began at PaineWebber in the Investment Banking Division and was appointed Managing Director in 1988, Group Head-Financial Institutions in 1990 and a member of the Investment Banking Executive Committee in 1995. Following the sale of PaineWebber to UBS in 2000, Mr. Junquera was appointed Global Head of Asset Management Investment Banking at UBS and was responsible for establishing and building the bank’s franchise with mutual fund, institutional, high net worth and alternative asset management firms, as well as banks, insurance and financial services companies active in asset management. Mr. Junquera has served on the Board of Trustees of the Long Island Chapter of the Nature Conservancy and is a supporter of various other charitable organizations. He holds a Bachelor of Science from the University of Pennsylvania’s Wharton School and a Master of Business Administration from Harvard Business School.
Consideration for Recommendation: Mr. Junquera has over 25 years of investment banking experience, most recently as a Managing Director in the Global Financial Institutions Group at UBS Investment Bank and Global Head of Asset Management Investment Banking. Mr. Junquera’s experience covers a unique cross-section of strategic advisory and capital markets activities, including the structuring and distribution of investment funds and permanent capital vehicles, which qualifies him to serve as our director.
Wesley D. Minami. Mr. Minami has served as our independent director since October 2015. Mr. Minami also serves as a director of NSAM, a position he has held since June 2014, and as a director of NorthStar Realty, a position he has held since September 2004. Mr. Minami serves as Principal of Bill Casper Golf LLC, a position he has held since March 2012, and served as President of Billy Casper Golf LLC from 2003 until March 2012. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the NYSE. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone-Smith Trust, an apartment company that was listed on the NYSE. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami holds a Bachelor of Arts in Economics, with honors, from Grinnell College and a Master of Business Administration in Finance from the University of Chicago.
Consideration for Recommendation: Mr. Minami, who has served as president of a publicly-traded REIT, chief financial officer and chief operating officer of a real estate company and in various financial service capacities, brings corporate finance, operations, public company and executive leadership expertise to our Board. Mr. Minami’s diverse experience, real estate background and understanding of financial statements qualify him to serve as our director.
Charles W. Schoenherr. Mr. Schoenherr has served as our independent director since October 2015. Mr. Schoenherr also serves as a director of NorthStar Realty, a position he has held since June 2014. Mr. Schoenherr serves as Managing Director of Waypoint Residential, LLC which invests in multifamily properties in the Sunbelt. He has served in this capacity since January 2011 and is responsible for sourcing acquisition opportunities and raising capital. Mr. Schoenherr is also an independent director and a member of the audit committee of NorthStar Real Estate Income II, Inc., positions he has held since December 2012. Mr. Schoenherr was an independent director and a member of the audit committee of NorthStar Real Estate Income Trust, Inc., positions he held January 2012 through October 2015. From June 2009 until January 2011, Mr. Schoenherr served as President of Scout Real Estate Capital, LLC, a full service real estate firm that focuses on acquiring, developing and operating hospitality assets, where he was responsible for managing the company’s properties and originating new acquisition and asset management opportunities. Prior to joining Scout Real Estate Capital, LLC, Mr. Schoenherr was the managing partner of Elevation Capital, LLC, where he advised real estate clients on debt and equity restructuring and performed due diligence and valuation analysis on new acquisitions between November 2008 and June 2009. Between September 1997 and October 2008, Mr. Schoenherr served as Senior Vice President and Managing Director of Lehman Brothers’ Global Real Estate Group, where he was responsible for originating debt, mezzanine and equity transactions on all major property types throughout the United States. During his career he has also held senior management positions with GE Capital Corporation, GE Investments, Inc. and KPMG LLP, where he also practiced as a certified public accountant. Mr. Schoenherr currently serves on the Board of Trustees of Iona College and is on its Real Estate and Investment Committees. Mr. Schoenherr holds a Bachelor of Business Administration in Accounting from Iona College and a Master of Business Administration in Finance from the University of Connecticut.
Consideration for Recommendation: Mr. Schoenherr’s knowledge of the real estate investment and finance industries, including extensive experience originating debt, mezzanine and equity transactions, qualify him to serve as our director.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2015 by Section 16(a) of the Exchange Act were timely made.

Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted the corporate governance guidelines and codes of ethics discussed below to enhance our effectiveness.
Code of Ethics for Senior Financial Officers
We adopted a code of ethics for senior financial officers applicable to our Chief Executive Officer, Chief Financial Officer and all our other senior financial officers. The code is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance.” Amendments to, and waivers from, the code of ethics for senior financial officers will be disclosed on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance.”
Code of Business Conduct and Ethics
We adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our code of business conduct and ethics prohibits employees from providing gifts, meals or anything of value to government officials or employees or members of their families without prior written approval from our General Counsel. The code is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Corporate Governance Guidelines
Our board of directors adopted our Corporate Governance Guidelines to assist in the exercise of its responsibilities. These guidelines set forth our practices and policies with respect to among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. The full text of our Corporate Governance Guidelines will be available on our website at www.nrecorp.com on or prior to the date of the Spin-off. A copy will also be able to be obtained by writing to NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Board Committees
Our board has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee and each of these standing committees has adopted a committee charter. Each of these committees is composed exclusively of independent directors, as defined by the listing standards of the NYSE. Moreover, the Compensation Committee is composed exclusively of individuals referred to as “non-employee directors” in Rule 16b-3 of the Exchange Act, and “outside directors” in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
The following table shows the current membership of the various committees:

Audit	Compensation	Nominating and Corporate Governance
Charles W. Schoenherr*^	Charles W. Schoenherr*	Wesley D. Minami*
Mario Chisholm	Judith A. Hannaway	Judith A. Hannaway
Oscar Junquera	Oscar Junquera	Mario Chisholm
___________________________________
*    Denotes chairperson
^    Denotes Audit Committee Financial Expert
Audit Committee
Our board of directors has determined that all three members of the Audit Committee are independent and financially literate under the rules of the NYSE and that at least two members, Mr. Schoenherr, who chairs the Audit Committee is an “audit committee financial expert,” as that term is defined by the SEC. The Audit Committee is responsible for, among other things, engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and assisting our board of directors in its oversight of our internal controls over financial reporting.
A copy of the Audit Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Compensation Committee
Our board of directors has determined that all members of the Compensation Committee are independent under the rules of the NYSE. Mr. Schoenherr chairs the Compensation Committee. The Compensation Committee is responsible for, among other things, determining compensation for our executive officers, administering and monitoring our equity compensation plans, evaluating the performance of our executive officers and producing an annual report on executive compensation for inclusion in our annual meeting proxy statement. The Compensation Committee may delegate some or all of its duties to a subcommittee comprising one or more members of the Compensation Committee.
A copy of the Compensation Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Nominating and Corporate Governance Committee
Mr. Minami chairs the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, seeking, considering and recommending to our board of directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting. It also periodically prepares and submits to our board of directors for adoption the Nominating and Corporate Governance Committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance, and annually recommends to our Board nominees for each committee of our board of directors. In addition, the Nominating and Corporate Governance Committee annually facilitates the assessment of our board of director’s performance as a whole and of the individual directors and reports thereon to our board of directors.
A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Executive Officers
Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below is information regarding the individuals who serve as our executive officers.

Name	Age	Position
Mahbod Nia	40	Chief Executive Officer and President
Scott A. Berry	37	Chief Financial Officer and Treasurer
Trevor K. Ross	38	General Counsel and Secretary
Mahbod Nia. Mr. Nia has served as our Chief Executive Officer and President since June 2015. Mr. Nia also serves as Managing Director and Head of European Investments at NSAM, a position he has held since July 2014. Prior to joining NSAM, Mr. Nia worked for PanCap Investment Partners, a European real estate investment and advisory firm with clients including the Goldman Sachs Whitehall funds/Archon, Tishman Speyer and Münchener Hypothekenbank. From 2007 to 2009, Mr. Nia was a Senior Executive Director in the Real Estate Banking Group at Goldman Sachs. Prior to 2007, Mr. Nia served in various positions at Citigroup Inc. (formerly Salomon Brothers, where Mr. Nia began his career). Mr. Nia holds a Masters in Economics and Finance from the University of Warwick and a First Class Honors degree in Economics for Business.
Scott A. Berry. Mr. Berry previously served as the co-chief financial officer of Eurocastle Investment Limited, a publicly traded closed-ended investment firm that is managed by Fortress Investment Group, which he joined in September 2011. Mr. Berry also served on the audit committee, management boards and transaction approval panel of Eurocastle Investment Limited. Prior to his employment with Eurocastle Investment Limited, he served as the financial controller for CBS Outdoor Limited from November 2007 until September 2011 and served on its operating board and deal board. Mr. Berry held management positions in finance at Airwave Solutions Limited from August 2006 to November 2007 and Ford Motor Car Company Limited from March 2006 to August 2006. Mr. Berry qualified as a chartered accountant with Deloitte Touche Tohmatsu Limited (Deloitte) in 2003 and is registered with the South African Institute of Chartered Accountants. He holds a Bachelor of Commerce and a Bachelor of Accounting from the University of the Witwatersrand, South Africa.
Trevor K. Ross. Mr. Ross has served as our General Counsel and Secretary since September 2015. Prior to joining us, Mr. Ross was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Ross practiced at Hunton & Williams from September 2002 until August 2015 where he advised numerous REITs and other specialty finance companies and specialized in capital markets transactions, mergers and acquisitions, securities law compliance and corporate governance matters. Mr. Ross holds a Bachelor of Business Administration and Juris Doctor, each from Mercer University.

Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by NSAM and related affiliates. Our executive officers are all employees of NSAM or its affiliates and are utilized by NSAM to provide management services for us. During 2015, we did not pay any of these individuals for serving in their respective positions. As a result, for 2015, the only one of our executive officers who is a “named executive officer” for whom compensation related disclosures is required to be provided pursuant to Item 402 of Regulation S-K is our Chief Executive Officer, Mahbod Nia.
In the future, we expect to make equity grants to our executive officers pursuant to the terms of the management agreement that we entered into with a subsidiary of NSAM in connection with the Spin-off. Pursuant to this agreement, we agreed, together with NorthStar Realty and any company spun-off from NorthStar Realty or our company, to pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that its compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives (including our executive officers), employees, service providers and staff of NSAM during any year. Subject to the foregoing limitation and the limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from NorthStar Realty or our company, the amount paid by us, NorthStar Realty and any company spun-off from NorthStar Realty or our company will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, the foregoing compensation may be granted in shares of restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards. The equity compensation for each year that we are required to pay may be allocated on an individual-by-individual and award-by-award basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%. Pursuant to this agreement, we also agreed to pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
For a discussion of the compensation that NSAM pays its named executive officers, see the proxy statement filed by NSAM for its 2016 annual meeting of stockholders with the Securities and Exchange Commission. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to NSAM and its subsidiaries.
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a smaller reporting company.
Outstanding Equity Awards at Fiscal Year-End 2015
The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2015.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
Mahbod Nia	892	10,535
___________________________________

(1)
Represents restricted shares of our common stock that were distributed with respect to equity awards granted by NorthStar Realty prior to the Spin-off that had not vested as of December 31, 2015. These shares were scheduled to vest in nine substantially equal quarterly installments on the 29th day of each January, April, July and October from January 29, 2016 to January 29, 2018.

(2)	Based on a price of $11.81 per share, which was the closing price on the NYSE of one share of our common stock on December 31, 2015.
In connection with the Spin-off, the holders of unvested restricted shares of NorthStar Realty common stock received shares of our common stock that were subject to the same terms as the unvested restricted shares of NorthStar Realty common stock, subject to adjustments made to reflect the Spin-off. According to the terms of these equity awards, as adjusted, the restricted shares of our common stock subject to these awards, including the 892 unvested shares held by Mr. Nia as of December 31, 2015, will vest in full in the event of a change of control of us or NSAM.
Spin-Off Grants
In connection with the Spin-off, on March 7, 2016, our compensation committee granted restricted shares of our common stock and restricted stock units, or RSUs, under the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, or the 2015 Plan, to our named executive officer and other executives or employees of NSAM or one of its subsidiaries. These grants were made in order to provide long-term incentives to the recipients following the Spin-off and align their interests with those of our stockholders. All of the grants of restricted common stock vest over the period from the grant date through December 31, 2019 and all of the RSUs are subject to the achievement of performance-based vesting conditions. Approximately 50% of the RSUs, which we refer to as the Absolute TSR RSUs, are subject to the achievement of performance-based hurdles relating to our absolute total stockholder return, or TSR. The other 50% of the RSUs, which we refer to as the Relative TSR RSUs, are subject to the achievement of performance-based hurdles based on our TSR relative to the MSCI US REIT Index. As a part of these awards, our compensation committee granted Mr. Nia 172,043 restricted shares of common stock, 129,033 Absolute TSR RSUs and 129,032 Relative TSR RSUs. The terms of these grants are described in further detail below.
Restricted Common Stock
The restricted shares of our common stock will vest in four equal annual installments on each of December 31, 2016, 2017, 2018 and 2019 based on continued employment through such dates.
Absolute TSR RSUs
The Absolute TSR RSUs will only vest if and to the extent our TSR during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by NSAM or one of its subsidiaries through the end of such period. In order for all of the RSUs to vest, our TSR must equal or exceed 15%, compounded annually, during this period. An amount equal to at least 25% but less than 100% of the RSUs will vest if our TSR equals or exceeds 8% and is less than 15%, compounded annually, which amount shall be determined through linear interpolation. None of the RSUs will vest if our TSR for this period is less than 8%, compounded annually. Upon vesting pursuant to the terms of the Absolute RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Relative TSR RSUs
The Relative TSR RSUs will only vest if and to the extent our relative TSR compared to the MSCI US REIT Index during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by NSAM or one of its subsidiaries through the end of such period. The recipient will vest in 125% of the number of RSUs granted if our annual compounded TSR equals or exceeds 150% of the annual compounded total return generated by the MSCI US REIT Index during this period. An amount equal to at least 25% but less than 125% of the RSUs will vest and be earned if our annual compounded TSR equals or exceeds 50% and is less than 150% of the annual compounded total return generated by the MSCI US REIT Index, which amount shall be determined through linear interpolation. None of the RSUs will vest or be earned if our annual compounded TSR is less than 50% of the annual compounded total return generated by the MSCI US REIT Index. In the event that our TSR or the MSCI US REIT Index are negative during this period, these percentages will be calculated in a manner that measures the difference in absolute value between our TSR and the MSCI US REIT Index as compared to the absolute value of the TSR of the MSCI US REIT Index. Upon vesting pursuant to the terms of the Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Termination of Employment
Upon a termination of our named executive officer’s employment without cause, by the executive for good reason or due to the executive’s death or disability:

•	the executive’s restricted shares of common stock will vest if and to the extent provided for in the executive’s employment agreement with NSAM or one of its subsidiaries; and

•
the executive will retain a pro rata percentage of the Absolute TSR RSUs and Relative TSR RSUs and vesting of the remaining amount will remain subject to the same performance-based criteria and will be determined at the end of the performance period.

The vesting of awards described above is subject to the executive’s execution of a general release of claims in our favor and related persons and entities.
Change of Control
Upon a change of control of NRE or NSAM, the executive will be entitled to full vesting of the restricted shares of common stock. In addition, upon a change of control of NRE, the executive will be entitled to vesting of a pro rata percentage of the Absolute TSR RSUs and Relative TSR RSUs based on the greater of the percentage of the performance period that has elapsed or the percentages of such awards that would have been earned if our stock price at the end of the performance period had been the same as the stock price on the date of the change of control of NRE.
DIRECTOR COMPENSATION
Each director who is not an employee of ours or NSAM (i.e., each director other than Messrs. Hamamoto and Tylis), whom we refer to collectively as non-management directors, receives an annual fee for his or her services of $75,000 and an annual equity award of $75,000. We granted an equity award to each non-management director upon completion of the Spin-off in the amount of $200,000, subject to annual vesting over a three-year period. We will also automatically grant an equity award to any person who becomes a non-management director in the amount of $75,000 on the first business day following each annual meeting of stockholders.
Non-management directors also receive the following compensation for service as members of committees of our board of directors: (i) the chairperson of the Audit Committee receives an annual fee of $25,000; (ii) the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee receive an annual fee of $15,000; (iii) members of the Audit Committee (other than the chairperson) receive an annual fee of $15,000; and (iv) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an annual fee of $7,500. The Lead Non-Management Director of our board of directors receives an additional annual fee of $40,000. We generally do not pay meeting fees to the directors; however, each non-management director receives $1,000 per meeting for each board meeting that exceeds ten meetings per year and, as applicable, $1,000 per meeting for each committee meeting that exceeds six meetings per year. We also reimburse each of our directors for his or her reasonable out-of-pocket expenses incurred in connection with his or her service on the board of directors.
The following table provides information concerning the compensation of our directors for 2015.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
David T. Hamamoto	$—	$—	$—
Albert Tylis	—	—	—
Mario Chisholm	19,500	200,000	219,500
Judith A. Hannaway	26,000	200,000	226,000
Oscar Junquera	19,500	200,000	219,500
Wesley D. Minami	18,000	200,000	218,000
Charles W. Schoenherr	23,000	200,000	223,000
___________________________________

(1)	Includes amounts earned from November 1, 2015 to December 31, 2015. No amounts were earned or paid prior the Spin-off on October 31, 2015.

(2)
Based on the aggregate grant date fair value of awards granted in the year ended December 31, 2015 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, of ASC Topic 718, disregarding the estimate of forfeitures. The grant date fair value was determined based on the closing price of our common stock on the grant date. As of December 31, 2015, Ms. Hannaway and Messrs. Junquera, Minami and Schoenherr each held 17,528 unvested LTIP units in our Operating Partnership and Mr. Chisholm 17,528 unvested shares of common stock, in each case that had been granted by us as director compensation. As of December 31, 2015, Mr. Hamamoto held the following unvested equity awards, all of which were distributed with respect to, or resulted from the adjustment of, unvested NorthStar Realty equity awards that were outstanding at the time of the Spin-off: (i) 11,492 restricted shares of our common stock; (ii) 49,522 unvested common units in our Operating Partnership; and (iii) restricted stock units relating to 70,044 shares of our common stock, which will only be earned if and to the extent future performance conditions are met. As of December 31, 2015, Mr. Tylis held the following unvested equity awards, all of which were distributed with respect to, or resulted from the adjustment of, unvested NorthStar Realty equity awards that were outstanding at the time of the Spin-off: (i) 33,015 unvested common units in our Operating Partnership; and (ii) restricted stock units relating to 46,696 shares of our common stock, which will only be earned if and to the extent future performance conditions are met.

Compensation Committee Interlocks and Insider Participation
During 2015, the following directors, all of whom are independent directors, served on our Compensation Committee: Messrs. Schoenherr and Junquera and Ms. Hannaway. None of our executive officers serve as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Stock
The following table set forth as of March18, 2016, the number and percentage of shares of our common stock beneficially owned by:
•    each director;

•	each of our named executive officers;

•	each person or group of affiliated persons that is the beneficial owner of 5% or more of our common stock; and

•	all of our directors and named executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person, known to us, to the beneficial owner of more than five percent (5%) of the outstanding shares of common stock in each case, based solely on, and as of the date of, such person’s filing of Schedule 13D or Schedule 13G with the SEC:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Number		Percentage
Principal Stockholders
The Vanguard Group	5,128,521	(3)	8.5%
Point72 Asset Management, L.P.
Point72 Capital Advisors, Inc.
Steven A. Cohen	3,311,564	(4)	5.5%
Vanguard Specialized Funds	4,163,664	(5)	6.9%
Directors, Director Nominees and Executive Officers:
David T. Hamamoto	835,473	(6)	*
Albert Tylis	463,547	(7)	*
Mario Chisholm	17,528	(8)	*
Judith A. Hannaway	25,368	(9)	*
Oscar Junquera	22,468	(10)	*
Wesley D. Minami	27,670	(11)	*
Charles W. Schoenherr	21,934	(12)	*
Mahbod Nia	281,788	(13)	*
Scott A. Berry	24,222	(14)	*
Trevor K. Ross	34,148	(15)	*
All directors and executive officers as a group	1,754,146		*
____________
*Less than one percent.

(1)
Each listed person’s beneficial ownership includes: all shares of our common stock and vested common units in our Operating Partnership over which the person has or shares direct or indirect voting or dispositive control and all other shares of our common stock over which the person has the right to acquire direct or indirect voting or dispositive control within 60 days. Unless otherwise described in a footnote below, each person has sole voting and dispositive control over the securities beneficially owned.

(2)	The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022.

(3)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 11, 2016 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 5,128,521 shares of our common stock, with sole voting power over 45,847 shares, shared voting power over 2,600 shares, sole dispositive power over 5,084,836 shares and shared dispositive power over 43,685 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)
Based on information included in the Schedule 13G/A filed by Point72 Asset Management, L.P., Point72 Capital Advisors, Inc. and Steven A. Cohen (collectively, “Point72”) and Cubist Systematic Strategies, LLC on February 16, 2016 (the “Point72 13G”). According to the Point72 13G, Steven A. Cohen beneficially owns 3,311,564 shares of our common stock and has shared dispositive power and shared voting power over such shares and each of Point72 Asset Management, L.P. and Point 72 Capital Advisors, Inc. beneficially own 3,296,726 shares of our common stock and have shared dispositive power and shared voting power over such shares. Cubist Systematic Strategies, LLC beneficially owns 13,838 shares of our common stock and has shared dispositive and shared voting power over such shares. The address of Point72 is 72 Cummings Point Road, Stamford CT 06902. The address of Cubist Systematic Strategies, LLC is 330 Madison Avenue, New York, NY 10173.

(5)
Based on information included in the Schedule 13G filed by Vanguard Specialized Funds - Vanguard REIT Index Fund (“Vanguard Specialized Funds”) on February 9, 2016 (the “Vanguard Specialized Funds 13G”). According to the Vanguard Specialized Funds 13G, Vanguard Specialized Funds beneficially owns 4,163,664 shares of our common stock, with sole voting power and sole dispositive power over such shares. The address of Vanguard Specialized Funds is 100 Vanguard Blvd., Malvern, PA 19355.

(6)
Includes: (i) 305,972 restricted shares of our common stock that have not yet vested; (ii) 172,235 common units in our Operating Partnership, or common units, of which 41,363 are unvested; (iii) 1,087 shares of our common stock held by DTH Investment Holdings LLC, of which Mr. Hamamoto is the managing member; and (iv) 191,000 shares of our common stock held by The David T. Hamamoto GRAT I-2015, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee. Excludes 459,781 shares of our common stock subject to RSUs previously issued by NorthStar Realty and us, which will only be issued if and to the extent future performance conditions are met.

(7)
Includes (i) 231,222 restricted shares of our common stock that have not yet vested; and (ii) 92,331 common units, of which 27,577 are unvested. Excludes 347,381 shares of our common stock subject to RSUs previously issued by NorthStar Realty and us, which will only be issued if and to the extent future performance conditions are met.

(8)	Includes 17,528 restricted shares of our common stock that have not yet vested.

(9)	Includes: (i) 2,383 common units and (ii) 17,528 LTIP Units in our Operating Partnership, or LTIP Units, all of which are unvested.

(10)	Includes: 17,528 LTIP Units, all of which are unvested.

(11)	Includes: (i) 2,383 common units and (ii) 17,528 LTIP Units, all of which are unvested.

(12)	Includes: (i) 3,573 common units, 793 of which are unvested and (ii) 17,528 LTIP Units, all of which are unvested.

(13)
Includes 281,532 restricted shares of our common stock that have not yet vested. Excludes 258,065 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(14)
Includes 24,222 restricted shares of our common stock that have not yet vested. Excludes 32,258 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(15) Includes: (i) 32,375 restricted shares of our common stock that have not yet vested and (ii) 1,773 common units, of which 1,478 are unvested. Excludes 32,258 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

Equity Compensation Plan Information
The following table provides summary information on the securities issuable under the 2015 Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Incentive Plans(2)
Equity Compensation Plan Approved by Stockholders	1,074,138	—	9,929,888
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	1,074,138	—	9,929,888
___________________________________

(1)
As of December 31, 2015, represents shares of our common stock issuable (i) in exchange for 622,350 common units in our Operating Partnership that were distributed in connection with the Spin-off with respect to units in the operating partnership of NorthStar Realty that were originally granted as equity compensation awards (ii) upon settlement of 381,676 outstanding restricted stock units that were granted as equity compensation by NorthStar Realty prior to the Spin-off and were adjusted in connection with the Spin-off of our company from NorthStar Realty to also relate shares of our common stock and (iii) in exchange for common units in our Operating Partnership into which 70,112 LTIP units in our Operating Partnership may be converted conditioned on minimum allocations to the capital accounts of the LTIP units for federal income tax purposes. Each of the common units in our Operating Partnership is redeemable at the election of the holder; provided that upon receipt of a redemption request we may elect to exchange the tendered units for either (i) cash equal to the then fair value of one share of our common stock or (ii) one share of our common stock, at our option in our capacity as general partner of our Operating Partnership.

(2)	Represents shares of our common stock available for issuance pursuant to the 2015 Plan.
Item 13. Certain Relationships and Related Transactions and Director Independence
Management Agreement with NSAM
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the years ended December 31, 2014 and 2013.
Base Management Fee
For the period from November 1, 2015 to December 31, 2015, we incurred $2 million related to the base management fee. The fee will increase subsequent to December 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	any equity we issue in exchange or conversion of exchangeable or stock-settlable notes;

•
any other issuances by us of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in the Operating Partnership, which are structured as profits interests, or LTIP units (excluding units issued to us and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•	cumulative CAD, if any, in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards beginning the first full calendar quarter after the Spin-off.
Incentive Fee
For the period from November 1, 2015 to December 31, 2015, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.30 per share and up to $0.36 per share; plus

•	the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.36 per share;

•	multiplied by our weighted average shares outstanding for the calendar quarter.
Weighted average shares represents the number of shares of our common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Additional Management Agreement Terms
If we were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off.
Our management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The management agreement further provides that our anticipated consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation.  Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Realty’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their combined consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management.
Subsequent to Spin-off through December 31, 2015, NSAM allocated $0.4 million of expense to us.
In addition, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.

Relationship with NorthStar Realty
Separation Agreement
We entered into a separation agreement with NorthStar Realty which set forth, among other things, our agreements with NorthStar Realty regarding the principal transactions necessary for NorthStar Realty to distribute our common stock. Under the separation agreement, NorthStar Realty distributed our common stock to its common stockholders and our management and certain NorthStar Realty employees as a result of their ownership of certain equity awards of NorthStar Realty entitling them to the same benefits as holders of NorthStar Realty common stock.
The separation agreement also set forth the other agreements that govern certain aspects of our relationship with NorthStar Realty after the Spin-off. These other agreements are described in additional detail below.
Transfer of Assets and Assumption of Liabilities
The separation agreement identified assets to be transferred, liabilities to be assumed and contracts to be performed by each of us and NorthStar Realty as part of the Spin-off and it provides for when and how these transfers, assumptions and assignments will occur.
Legal Matters
In general, NorthStar Realty assumed liability for all pending, threatened and unasserted legal claims relating to actions or omissions occurring prior to the Spin-off and we are responsible for all claims relating to actions or omissions occurring after the Spin-off that relate to our business. To the extent a claim relates to a series of actions relating to our business occurring both before and after the Spin-off, we allocated liability for such claims between us and NorthStar Realty on a pro rata basis. In the event of any third-party claims that name both companies as defendants but that do not primarily relate to either our business or NorthStar Realty’s business, each party cooperated with the other party to defend against such claims. Each party cooperated in defending any claims against the other for events that are related to the Spin-off, but may have taken place prior to, on or after such date.
Insurance
The separation agreement provides for all pre-Spin-off claims to be made under NorthStar Realty’s existing insurance policies and post-Spin-off claims to be made under our insurance policies. In addition, the separation agreement allocated between the parties the right to proceeds and the obligation to incur certain deductibles under certain insurance policies. On or prior to the Spin-off, we were required to have in place all insurance programs to comply with our contractual obligations and as reasonably necessary for our business. NorthStar Realty was required, subject to the terms of the agreement, to obtain certain director and officer insurance policies to apply against pre-Spin-off claims.
Tax Matters
We have agreed to use our reasonable best efforts to qualify for taxation as a REIT for our taxable year ending December 31, 2015. NorthStar Realty has agreed to use its reasonable best efforts to maintain its REIT status for its taxable year ending December 31, 2015, unless NorthStar Realty obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS, on which we can rely, substantially to the effect that NorthStar Realty’s failure to maintain its REIT status will not prevent us from making a valid REIT election for any taxable year, or otherwise cause us to fail to qualify for taxation as a REIT for any taxable year, pursuant to Section 856(g)(3) of the Code. We have also agreed to use commercially reasonable efforts to cooperate with NorthStar Realty as necessary to enable NorthStar Realty to qualify for taxation as a REIT and receive customary legal opinions concerning our qualification and taxation as a REIT, including by providing information and representations to NorthStar Realty and its tax counsel with respect to the composition of our income and assets, the composition of the holders of our stock and our organization, operation and qualification as a REIT for our taxable year ending December 31, 2015.
We have also agreed to indemnify NorthStar Realty against all taxes attributable to the Spin-off (other than taxes incurred by NorthStar Realty under Code section 311(b)). Additionally, we have agreed to indemnify NorthStar Realty against all taxes due with respect to NorthStar Realty, its subsidiaries, business or assets that are attributable to our failure to qualify as a REIT for our taxable year ending December 31, 2015, unless such failure was wholly or primarily attributable to NorthStar Realty, its subsidiaries, its business or its assets. NorthStar Realty has agreed to indemnify us against all taxes due with respect to us, our subsidiaries, our business and our assets relating to periods prior to the Distribution and for any taxes due with respect to us, our subsidiaries, our business and our assets that are attributable to NorthStar Realty’s failure to qualify as a REIT for its taxable year ending December 31, 2015 unless such failure was wholly or primarily attributable to us, our subsidiaries, our business or our assets.

Other Matters
Other matters governed by the separation agreement includes, but are not limited to, access to financial and other records and information, intellectual property, legal privilege, confidentiality, access to and provision of records and treatment of outstanding guarantees and the Senior Notes. Pursuant to the separation agreement, we have also agreed to issue shares of our common stock or LTIP Units in our Operating Partnership that may be issuable in the future as a result of equitable adjustments made to outstanding restricted stock units issued by NorthStar Realty prior to the Spin-off and pay any dividend equivalents owed with respect to such shares or LTIP Units.
The separation agreement also provides that NorthStar Realty has the sole and absolute discretion to determine whether to proceed with the Spin-off, including the form, structure and terms of any transactions to effect the Spin-off and the timing of and satisfaction of conditions to the consummation of the Spin-off.
Contribution Agreement
We entered into a contribution agreement and related agreements with NorthStar Realty pursuant to which NorthStar Realty contributed to our Operating Partnership, on or prior to the effective date of the contribution agreement, as the case may be, our European Real Estate Business, as set forth in the contribution agreement and $250 million in cash (in addition to any cash currently at the underlying entities to be contributed to us). Any additional expenses incurred in connection with the Spin-off are paid by NorthStar Realty.
Item 14. Principal Accountant Fees and Services
Aggregate fees billed and expected to be billed by PricewaterhouseCoopers, Société coopérative, our principal accountant, for the fiscal year ended December 31, 2015 were as follows (dollars in thousands):

Type of Fee	Amount
Audit fees(1)	$1,184
Audit-related fees(2)	367
Tax fees	—
All other fees	—
Total	$1,551
________________

(1)
Audit fees consisted principally of fees for the audit of our financial statements and registration statement-related services performed pursuant to SEC filing requirements. Of these amounts, the fees for the registration statement-related services were $0.2 million.

(2)
Audit-related fees consisted of fees billed for 3-14 audit engagements for financial statements of each operating real estate property (or group of related properties) acquired that is significant at the 10% level or higher.

Fees for audit services for the fiscal year ended December 31, 2015 include fees associated with the annual audit, the quarterly review of the Form 10-Q for the three month periods ended September 30, 2015 and for other attest services, including issuance of consents, review of our registration statement on Form S-11 filed in connect with the Spin-off, purchase price allocation review and other documents filed by us with the SEC.
Audit Committee Pre-Approval Policy
In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by PricewaterhouseCoopers, Société coopérative to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by our independent registered public accounting firm. The Audit Committee pre-approved all of the services listed in the table above. In some cases, the Audit Committee may pre-approve the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV
Item 15.   Exhibits and Financial Statements Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Combined Consolidated Balance Sheets as of December 31, 2015 and 2014
Combined Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Combined Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Combined Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Combined Consolidated Financial Statements
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2015

(a) 3. Exhibit Index:

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

21.1	*	Significant Subsidiaries of the Registrant
23.1	*	Consent of PricewaterhouseCoopers, Société coopérative
23.2	*	Consent of Marcum LLP
24.1	*	Power of Attorney (see the Power of Attorney in the signature page hereto)
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*
The following materials from the NorthStar Realty Europe Corp. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of December 31, 2015 2014; (ii) Combined Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Combined Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Combined Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Combined Consolidated Financial Statements

____________________________________________________________

* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	March 30, 2016	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Berry and Trevor K. Ross and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman	March 30, 2016
David T. Hamamoto

/s/ MAHBOD NIA	Chief Executive Officer and President	March 30, 2016
Mahbod Nia	(Principal Executive Officer)

/s/ SCOTT A. BERRY	Chief Financial Officer and Treasurer	March 30, 2016
Scott A. Berry	(Principal Financial Officer and Principal Accounting Officer)

/s/ ALBERT TYLIS	Director	March 30, 2016
Albert Tylis

/s/ JUDITH A. HANNAWAY	Director	March 30, 2016
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 30, 2016
Wesley D. Minami

/s/ MARIO CHISHOLM	Director	March 30, 2016
Mario Chisholm

/s/ CHARLES W. SCHOENHERR	Director	March 30, 2016
Charles W. Schoenherr

/s/ OSCAR JUNQUERA	Director	March 30, 2016
Oscar Junquera