Form 10-Q
period 2016-03-31
NorthStar Realty Europe Corp.
filed 2016-05-13
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The Company has one class of common stock, $0.01 par value per share, 60,675,979 shares outstanding as of May 10, 2016.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	our rapid growth and relatively limited experience investing in Europe;

•	a change in control of NorthStar Asset Management Group Inc., or NSAM;

•	the ability of NSAM to scale its operations in Europe to effectively manage our company;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic conditions and the impact on the commercial real estate industry;

•	the effect of economic conditions on the valuation of our investments;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the unknown impact of the potential default and/or exit of one or more countries within the European Union;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•
the effects of being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by NSAM among us and NSAM’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	the impact of adverse conditions affecting office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income, or NOI, of our properties;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	future changes in foreign, federal, state and local tax law that may have an adverse impact on the cash flow and value of our investments;

•	our ability to effectively structure our investments in a tax efficient manner, including foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

•
potential devaluation of foreign currencies, predominately the Euro, relative to the U.S. dollar due to quantitative easing in Europe and/or other factors which could cause the U.S. dollar value of our investments to decline;

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom and Sweden;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	NSAM’s ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

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

•
the historical combined consolidated financial statements included in this Quarterly Report on Form 10-Q not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flow would have been had we operated as an independent public company during the periods presented;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of this Form 10-Q, each under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Operating real estate, gross	$2,164,126	$2,120,460
Less: accumulated depreciation	(48,625)	(35,303)
Operating real estate, net	2,115,501	2,085,157
Cash and cash equivalents	147,407	283,844
Restricted cash	16,267	20,871
Receivables, net of allowance of $444 and $115 as of March 31, 2016 and December 31, 2015, respectively	8,401	9,663
Unbilled rent receivable	8,659	5,869
Assets held for sale	14,980	6,094
Derivative assets, at fair value	13,135	23,792
Intangible assets, net	235,066	241,519
Other assets, net	10,455	6,241
Total assets	$2,569,871	$2,683,050
Liabilities
Mortgage and other notes payable, net	$1,456,802	$1,424,610
Senior notes, net	187,013	333,798
Accounts payable and accrued expenses	45,831	39,964
Due to related party (refer to Note 5)	3,530	3,995
Intangible liabilities, net	39,660	40,718
Derivative liabilities, at fair value	4,013	—
Other liabilities	48,317	42,654
Total liabilities	1,785,166	1,885,739
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,634	1,569
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 60,670,935 and 59,325,730 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	607	593
Additional paid-in capital	967,895	968,662
Retained earnings (accumulated deficit)	(224,111)	(186,246)
Accumulated other comprehensive income (loss)	28,943	2,560
Total NorthStar Realty Europe Corp. stockholders’ equity	773,334	785,569
Non-controlling interests	9,737	10,173
Total equity	783,071	795,742
Total liabilities and equity	$2,569,871	$2,683,050

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016(1)	2015(1)
Revenues
Rental income	$34,833	$1,509
Escalation income	6,090	677
Other revenue	703	1
Total revenues	41,626	2,187
Expenses
Properties - operating expenses	9,231	834
Interest expense	12,542	752
Transaction costs	831	9,004
Management fee, related party(2)	3,500	—
Other expenses	3,690	—
General and administrative expenses	1,476	928
Equity-based compensation expense	3,268	—
Depreciation and amortization	18,871	926
Total expenses	53,409	12,444
Other income (loss)
Unrealized gain (loss) on investments and other (refer to Note 10)	(16,171)	(6,031)
Realized gain (loss) on investments and other	(2,030)	(6)
Income (loss) before income tax benefit (expense)	(29,984)	(16,294)
Income tax benefit (expense)	659	—
Net income (loss)	(29,325)	(16,294)
Net (income) loss attributable to non-controlling interests	343	31
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(28,982)	$(16,263)
Earnings (loss) per share:
Basic	$(0.49)	$(0.26)	(3)
Diluted	$(0.49)	$(0.26)	(3)
Weighted average number of shares:
Basic	59,403,530	62,987,863	(3)
Diluted	60,095,978	62,987,863	(3)
Dividends per share of common stock	$0.15	N/A
____________________

(1)
The combined consolidated financial statements for the three months ended March 31, 2016 represent the Company’s results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three months ended March 31, 2015 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 3); and (ii) an allocation of costs related to the Company. As a result, results of operations for the three months ended March 31, 2016 may not be comparable to the Company’s results of operations reported for the prior period presented.

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with NSAM (refer to Note 5).

(3)
Basic and diluted earnings per common share for the three months ended March 31, 2015 was calculated using the common stock distributed on November 1, 2015 in connection with the Spin-off (refer to Note 7).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(29,325)	$(16,294)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	26,574	(937)
Total other comprehensive income (loss)	26,574	(937)
Comprehensive income (loss)	(2,751)	(17,231)
Comprehensive (income) loss attributable to non-controlling interests	534	94
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp.	$(2,217)	$(17,137)

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2014	—	$—	$116,982	$(33,630)	$(4,336)	$79,016	$1,058	$80,074
Net transactions with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contributions	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to Note 8)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance of common stock to directors	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	593	968,662	(186,246)	2,560	785,569	10,173	795,742
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	838	—	—	838	(838)	—
Amortization of equity-based compensation	—	—	2,351	—	—	2,351	658	3,009
Issuance of restricted stock, net of tax withholding	1,687	17	(17)	—	—	—	—	—
Retirement of shares of common stock	(342)	(3)	(3,939)	—	—	(3,942)	—	(3,942)
Other comprehensive income (loss)	—	—	—	—	26,383	26,383	191	26,574
Dividends on common stock and equity-based compensation	—	—	—	(8,883)	—	(8,883)	(104)	(8,987)
Net income (loss)	—	—	—	(28,982)	—	(28,982)	(343)	(29,325)
Balance as of March 31, 2016 (unaudited)	60,671	$607	$967,895	$(224,111)	$28,943	$773,334	$9,737	$783,071

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(29,325)	$(16,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,871	926
Amortization of deferred financing costs	2,044	84
Amortization of equity-based compensation	3,009	—
Allowance for uncollectible accounts	315	—
Unrealized (gain) loss on investments and other	16,171	6,031
Realized (gain) loss on investments and other	2,030	6
Amortization of capitalized above/below market leases	1,116	32
Straight line rental income	(2,837)	(225)
Deferred income taxes, net	(1,282)	—
Changes in assets and liabilities:
Restricted cash	(2,367)	1,352
Receivables	(1,508)	18
Other assets	(962)	1,524
Accounts payable and accrued expenses	(2,628)	453
Due to related party	(465)	—
Other liabilities	3,799	305
Net cash provided by (used in) operating activities	5,981	(5,788)
Cash flows from investing activities:
Acquisition of operating real estate	—	(94)
Improvements of operating real estate	(2,878)	(397)
Proceeds from sale of operating real estate	2,758	—
Changes in restricted cash	7,360	440
Deposits paid for the acquisition of operating real estate	—	(454,710)
Other assets	(376)	—
Net cash provided by (used in) investing activities	6,864	(454,761)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(318)	—
Payment of financing costs	(1,518)	(847)
Settlement of derivatives	(755)	—
Repurchase of Senior Notes	(149,882)	—
Tax withholding related to vesting of equity-based compensation	(548)	—
Net transactions with NorthStar Realty	—	555,332
Net cash provided by (used in) financing activities	(153,021)	554,485
Effect of foreign currency translation on cash and cash equivalents	3,739	(150)
Net increase (decrease) in cash and cash equivalents	(136,437)	93,786
Cash and cash equivalents—beginning of period	283,844	1,552
Cash and cash equivalents—end of period	$147,407	$95,338

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$11,640	$—
Accrued dividends	8,987	—
Retirement of shares of common stock	3,942	—
Reclassification of intangible assets of operating real estate to assets held for sale	1,037	—
Reallocation of interest in Operating Partnership	838	—
Reclassification from other assets to operating real estate	792	—
Amounts payable relating to improvements of operating real estate	681	—

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation and Organization
NorthStar Realty Europe Corp. (“NorthStar Europe” or the “Company”), a publicly-traded real estate investment trust (“REIT”), is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. The Company’s objective is to provide its stockholders with stable and recurring cash flow supplemented by capital growth over time. The Company commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Europe, a Maryland corporation (the “Spin-off”).
Upon completion of the Spin-off, NorthStar Realty contributed: (i) its business activities related to a multi-tenant office complex located in the United Kingdom (the “U.K. Complex”) acquired on September 16, 2014; (ii) other European real estate portfolios acquired in the second and third quarters of 2015 and primarily comprised of multi-tenant office properties (the “New European Investments”); and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”). The Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company intends to conduct its operations so as to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.
All references herein to the Company refer to NorthStar Realty Europe Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the Company’s combined consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”). The three months ended March 31, 2015 are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty.
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
Historically, financial statements of the Company have not been prepared as it had not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to the Company upon completion of the Spin-off. The combined consolidated financial statements for the three months ended March 31, 2015, represent the Company prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
The combined consolidated financial statements for the three months ended March 31, 2015 include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expenses of

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$0.9 million) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amounts of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM of $0.1 million for the three months ended March 31, 2015 is recorded as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statements of operations. The Company began paying management fees to NSAM on November 1, 2015 pursuant to the terms of the Company’s management agreement with NSAM (refer to Note 5).
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Comprehensive Income (Loss)
The Company reports combined consolidated comprehensive income (loss) in separate statements following the combined consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include the foreign currency translation adjustment, net.
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate such as escrows for taxes, insurance, capital expenditures, tenant security deposits and payments required under certain lease agreements and amounts related to the Company’s borrowings.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the combined consolidated statements of operations.
Assets Held For Sale
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Such costs related borrowings are recorded net against the carrying value of such borrowings. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the combined consolidated statements of operations.
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized net adjustment to rental income, the value of below-market ground leases is amortized into properties - operating expense and in-place leases is amortized into depreciation and amortization expense, respectively, in the combined consolidated statements of operations on a straight-line basis over the respective remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the combined consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with laws and regulations; on-going or projected negative operating income or cash flow; and/or a significant change in the occupancy rate and/or rising interest rates.
A market approach is performed based on an income approach whereby the Company looks at comparable properties, current market conditions, forecasts and representative transactions to validate management’s expectations, where possible. The main assumptions used in measuring goodwill impairment include the selection of guideline transactions, the derivation and selection of multiples and the financial metrics of the properties. The starting point for each of the reporting unit’s multiples is the detailed annual plan and rent roll. The detailed planning process takes into consideration many factors including revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents identified intangibles as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$122,159	$(26,157)	$96,002	$121,004	$(20,120)	$100,884
Above-market lease	54,776	(8,211)	46,565	53,236	(5,806)	47,430
Below-market ground lease	69,520	(792)	68,728	70,971	(618)	70,353
Goodwill(1)	23,771	NA	23,771	22,852	NA	22,852
Total	$270,226	$(35,160)	$235,066	$268,063	$(26,544)	$241,519

Intangible liabilities:
Below-market lease	$40,159	$(5,674)	$34,485	$40,213	$(4,490)	$35,723
Above-market ground lease	5,225	(50)	5,175	5,026	(31)	4,995
Total	$45,384	$(5,724)	$39,660	$45,239	$(4,521)	$40,718
_______________________

(1)
Represents goodwill associated with certain share-deal acquisitions of the New European Investments in exchange for the Company’s shares. The goodwill and a corresponding deferred tax liability is recorded at acquisition based on tax basis differences.

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Other assets:
Prepaid expenses	$4,852	$—
Deferred lease costs	2,439	220
Deferred tax assets, net	2,011	3,041
Investment deposits and pending deal costs	51	2,007
Other	1,102	973
Total	$10,455	$6,241

	March 31, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Deferred tax liabilities	$23,730	$22,026
Prepaid rent and unearned revenue	14,762	10,450
Tenant security deposits	5,066	4,953
Prepaid service charge reimbursement	2,489	1,988
Other	2,270	3,237
Total	$48,317	$42,654
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation, and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the combined consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
In a situation in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the combined consolidated statements of operations.
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors, real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the combined consolidated statements of operations.
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. Time-based awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Foreign Currency
Assets and liabilities denominated in a functional foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the combined consolidated statements of equity. For the three months ended March 31, 2016, the Company reclassified $0.4 million of CTA to realized gains (losses) in the combined consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company will elect to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying combined consolidated financial statements for the three months ended March 31, 2016. Dividends distributed for the three months ended March 31, 2016 were characterized, for U.S. federal income tax purposes, as ordinary income.
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
The Company recorded an income tax benefit for the three months ended March 31, 2016 of $0.7 million.
Other
Refer to Note 2 of the combined consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.

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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and has determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. In addition, the Company identified each of its properties that have non-controlling interests as VIEs. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s combined consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its combined consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Land	$471,902	$456,703
Buildings and improvements	1,283,680	1,256,002
Building leasehold interests and improvements	332,316	334,970
Furniture, fixtures and equipment	231	218
Tenant improvements	75,997	72,567
Subtotal	2,164,126	2,120,460
Less: Accumulated depreciation	(48,625)	(35,303)
Operating real estate, net	$2,115,501	$2,085,157

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchase Price Allocation
The following table presents the final allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the Trianon Tower in the third quarter 2015 translated using the currency exchange rate on the date of the acquisition (dollars in thousands):

Assets:
Land	$82,172
Buildings, leasehold interests and improvements(1)	476,472
Acquired intangibles(2)	55,558
Other assets acquired	5,960
Total assets acquired	$620,162

Liabilities:
Mortgage and other notes payable	$363,294
Intangibles and other liabilities assumed(3)	4,863
Total liabilities	368,157
Redeemable non-controlling interest	1,461
Total NorthStar Realty Europe Corp. equity	248,925
Non-controlling interest	1,619
Total equity	250,544
Total liabilities and equity	$620,162
______________________________________

(1)	Includes building and tenant improvements.

(2)	Primarily includes in-place lease, above-market lease and goodwill.

(3)	Primarily includes debt assumed and other accrued expenses.
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of March 31, 2016 (dollars in thousands):

Description(1)	Properties	Operating Real Estate, Net	Intangible Assets, Net	Total(2)
Deka Portfolio	1	$1,965	$419	$2,384
IVG Portfolio	2	11,639	957	12,596
Total	3	$13,604	$1,376	$14,980
___________________

(1)
The assets classified as held for sale will be sold on the open market as asset deals subject to standard industry terms and conditions. The assets contributed $0.2 million of revenue and a pretax loss of $0.4 million for the three months ended March 31, 2016.

(2)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $0.1 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Borrowings
The following table presents borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

			March 31, 2016 (Unaudited)			December 31, 2015
	Final Maturity	Contractual Interest Rate(2)	Principal Amount		Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex - Floating	Jan-20	GBP LIBOR + 2.00%	$58,433		$57,233	$60,369	$59,210
U.K. Complex - Fixed	Jan-20	8.00%	13,470		13,365	13,641	13,369
Internos Portfolio	Dec-20	(3)	84,353	(6)	83,484	81,494	80,528
IVG Portfolio	Dec-20	(3)	79,185	(6)	77,878	77,896	75,308
Deka Portfolio	Dec-20	(3)	45,735	(6)	44,997	43,963	44,423
SEB Portfolio	Apr-22	(4)	692,870	(6)	683,026	684,540	674,543
SEB Portfolio - Preferred	Apr-60	(5)	120,366	(6)	119,981	115,604	115,219
Trianon Tower	Jul-23	EURIBOR + 1.45%	374,725		372,811	359,898	357,996
Other - Preferred	Oct-45	(7)	6,644		4,027	6,691	4,014
Total mortgage and other notes payable			1,475,781		1,456,802	1,444,096	1,424,610
Senior Notes:
Senior Notes(8)	Dec-16	4.625%	189,460		187,013	340,000	333,798
Grand Total			$1,665,241		$1,643,815	$1,784,096	$1,758,408
____________________________________________________________

(1)
All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing and denominated in the same currency as the assets securing the borrowing.

(2)	Refer to Note 10 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(3)
Represents cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio.  Comprised of $15.2 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, $104.3 million principal amount of floating rate borrowings at EURIBOR plus 1.55%, $56.8 million principal amount of floating rate borrowings at EURIBOR plus 1.9% and $33.0 million of floating rate borrowings at GBP LIBOR plus 2.7%.

(4)
Comprised of $402.4 million principal amount of floating rate borrowing at EURIBOR plus 1.8%, $272.7 million of floating rate borrowing at GBP LIBOR plus 1.8% and $17.8 million of floating rate borrowing at STIBOR plus 1.8%.

(5)
Represents preferred equity certificates with a contractual interest rate of 3.0% per annum through May 2019, which can be prepaid at that time without penalty in part or in full, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

(6)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.5% through December 2019 for the Internos Portfolio, the IVG Portfolio and the Deka Portfolio borrowing and 0.5% to 2.0% through April 2019 for the SEB Portfolio borrowing.

(7)
Includes assets associated preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated to the German property companies of the IVG Portfolio, Deka Portfolio and Internos Portfolio, respectively, which can be prepaid at any time without penalty through final maturity, being thirty years from the issuance date.

(8)
The Company has the right to redeem the Senior Notes prior to maturity, in whole or in part from time to time, provided that no redemption in part results in the aggregate principal amount of the Senior Notes outstanding being reduced to less than $100 million. The cash redemption price is equal to the greater of: (i) 100% of the principal amount of the Senior Notes; and (ii) the sum of the present values of the remaining scheduled payments of interest and principal of the Senior Notes discounted to such date of redemption on a semiannual basis at a rate of 0.5% per annum.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable and the Senior Notes as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Principal amount	$1,665,241	$1,784,096
Premium (discount), net	(456)	(1,144)
Deferred financing costs, net(1)	(20,970)	(24,544)
Carrying value	$1,643,815	$1,758,408
________________

(1)	Includes $2.0 million relating to the Senior Notes.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Senior Notes
April 1 to December 31, 2016	$189,460	$—	$189,460
Years ending December 31:
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	287,820	287,820	—
Thereafter	1,187,961	1,187,961	—
Total	$1,665,241	$1,475,781	$189,460
As of March 31, 2016 and December 31, 2015, the Company was in compliance with all of its financial covenants.
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
5.    Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three months ended March 31, 2015.
Base Management Fee
For the three months ended March 31, 2016, the Company incurred $3.5 million related to the base management fee. As of March 31, 2016, $3.5 million is recorded in due to related party on the combined consolidated balance sheets. The base management fee to NSAM could increase subsequent to March 31, 2016 by an amount equal to 1.5% per annum of the sum of:

•	any equity the Company issues in exchange or conversion of exchangeable or stock-settlable notes;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in the Operating Partnership (excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”), if any, of the Company in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards which began with our fiscal quarter ended March 31, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Incentive Fee
For the three months ended March 31, 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
The Company’s management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The management agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by the Company or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses NSAM for costs and expenses incurred by NSAM on the Company’s behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”). The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s and NorthStar Realty’s (the “NorthStar Listed Companies”) general and administrative expenses as reported in their combined consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
For the three months ended March 31, 2016, NSAM allocated $0.1 million of expense which is recorded in due to related party on the combined consolidated balance sheets.
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
The following summarizes the equity-based compensation plans of the Company and NorthStar Realty, as they relate to equity-based compensation payable by the Company or its Operating Partnership:
NorthStar Realty Europe Equity Plan
In October 2015, the board of directors of the Company adopted the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), which was subsequently approved by the Company’s sole stockholder at the time. The 2015 Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of NorthStar Europe, in the form of restricted shares and other equity-based awards such as LTIP Units or any combination of the foregoing. Following the completion of the Spin-off, the 2015 Plan is administered by the compensation committee of the board of directors of the Company. The eligible participants in the 2015 Plan include directors, officers, employees, co-employees, consultants and advisors of the Company, NSAM or of any parent or subsidiary who provides services to the Company. 10 million shares of common stock are reserved and available for issuance under the 2015 Plan, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 will become available for issuance. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. No equity awards under the 2015 Plan were issued prior to the Spin-off.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to executive officers and employees of NSAM or one of its subsidiaries. The restricted shares of common stock vest over the approximately four-year period ending December 31, 2019, subject to continued employment with NSAM or one of its subsidiaries and the RSUs are subject to the achievement of performance-based vesting conditions and continued employment with NSAM or one of its subsidiaries. Approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with NSAM or one of its subsidiaries over the approximately four-year period from the grant date through December 31, 2019 (“Absolute RSUs”). The other approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with NSAM or one of its subsidiaries over the approximately four-year period from the grant date through December 31, 2019 (“Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.

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
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 335,336 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment with NorthStar Realty or NSAM through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 44,214 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 194,422 RSUs to NSAM’s executive officers, which are subject to vesting based on the total stockholder return of NorthStar Realty for the period prior to the Spin-off and the combined total stockholder return of NorthStar Realty and the Company for the period after the Spin-off, CAD of the Company and continued employment with NorthStar Realty or NSAM over the four-year period ending December 31, 2018. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number of shares of common stock and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 283,305 restricted shares of common stock to certain of NSAM’s non-executive employees, including executive officers of the Company, with substantially similar terms to the executive awards subject to time-based vesting conditions.
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
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the Spin-off remain outstanding following the Spin-off. In connection with the Spin-off, holders of shares of common stock of NorthStar Realty and LTIP units of NorthStar Realty’s operating partnership subject to outstanding equity awards received one share of the Company’s common stock or one Common Unit in the Company’s operating partnership, respectively, for every six shares of common stock of NorthStar Realty or LTIP units of NorthStar Realty’s operating partnership held (prior to NorthStar Realty’s one-for-two reverse stock split effected immediately following the Spin-off), all of which generally remain subject to the same vesting and other terms that applied prior to the Spin-off. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs, were adjusted to also relate to one-third of a share of the Company’s common stock (after giving effect to NorthStar Realty’s one-for-two reverse stock split effected immediately following the Spin-off), but otherwise generally remain subject to the same vesting and other terms that applied prior to the Spin-off. Performance-based vesting conditions based on total stockholder return of NorthStar Realty or NorthStar Realty and NSAM were adjusted to refer to combined total stockholder return of NorthStar Realty and the Company or NorthStar Realty, NSAM and the Company, respectively, with respect to periods after the Spin-off and references to a change of control or similar term in outstanding awards, which referred to a change of control of either NorthStar Realty or NSAM, were adjusted, to the extent such awards relate to common stock of the Company or Common Units in the Company’s Operating Partnership, to refer to a change of control of either the Company or NSAM.
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
In connection with the Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of March 31, 2016: 1,742 of restricted stock, net of forfeitures, which remain subject to vesting; 619,646 Common Units, net of forfeitures and conversions, of which 241,849 remain subject to vesting; 83,333 RSUs, which remain subject to vesting and 375,293 RSUs related to executives of NSAM only, which remain subject to vesting based on performance conditions

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and continued NSAM employment. On December 31, 2015, the performance hurdle for 117,472 RSUs was met pursuant to NorthStar Realty’s bonus plan for 2012 and the Company settled these RSUs on January 4, 2016. Additionally, in connection with the initial election of the independent members of the Company’s board of directors, the Company issued 17,528 restricted shares of common stock and 70,112 LTIP Units to such directors.
The following table presents equity-based compensation expense for the three months ended March 31, 2016 (dollars in thousands):

	Time-Based Awards	Performance-Based Awards	Total
NRE spin grants(1)	$471	$201	$672
NRE bonus plan	1,405	5	1,410
NorthStar Realty bonus plan(2)	690	237	927
Dividends to non-employees	259	—	259
Total	$2,825	$443	$3,268
__________________

(1)	Represents equity-based compensation expense for one-time grants issued related to the Spin-off.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the Spin-off.
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and Common Units. The balance as of March 31, 2016 represents Common Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Three Months Ended March 31, 2016
	Restricted Stock(1)	Common Units	Total Grants	Weighted Average Grant Price
December 31, 2015	45	692	737	$24.03
New grants	1,614	—	1,614	9.26
Vesting of restricted stock	(109)	—	(109)	9.33
Forfeited or canceled grants	—	(2)	(2)	22.62
March 31, 2016	1,550	690	2,240	$14.10
___________________

(1)	Represents restricted stock included in common stock.
For the three months ended March 31, 2016, the Company recorded $3.3 million of equity-based compensation expense which is recorded in equity-based compensation expenses on the combined consolidated statements of operations. As of March 31, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $34.8 million, provided there are no forfeitures.

7.	Stockholders’ Equity
Spin-off
In connection with the Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company’s common stock for each six shares of NorthStar Realty common stock.
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2016, unless otherwise extended by the Company’s board of directors. For the three months ended March 31, 2016, the Company repurchased 0.3 million shares of its common stock for approximately $3.9 million. From November 2015 through March 31, 2016, the Company repurchased 4 million shares of its common stock for approximately $45.3 million with $54.7 million remaining under the stock repurchase plan.
Dividends
For the three months ended March 31, 2016, the Company declared a dividend on its common stock on March 15, 2016 of $0.15 per share, which was paid on April 1, 2016 to stockholders of record as of the close of business on March 28, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015(1)
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(28,982)	$(16,263)
Net income (loss) attributable to Unit Holders non-controlling interest	(351)	—
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(29,333)	$(16,263)
Denominator:(2)
Weighted average shares of common stock	59,404	62,988	(3)
Weighted average Unit Holders(1)	692	—
Weighted average shares of common stock and Unit Holders(2)	60,096	62,988	(3)
Earnings (loss) per share:
Basic	$(0.49)	$(0.26)	(3)
Diluted	$(0.49)	$(0.26)	(3)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of March 31, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)
Basic and diluted earnings per common share for the three months ended March 31, 2015 was calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. As the Operating Partnership was formed in conjunction with the Spin-off, non-controlling interest related to Unit Holders was recognized for the year ended December 31, 2015 to retrospectively adjust for common control of the business (refer to Note 2). The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying combined consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. In connection with the formation of the Operating Partnership in November 2015, the Company recorded a non-controlling interest of $8.7 million related to Unit Holders. As of March 31, 2016, 689,758 Common Units and LTIP Units were outstanding, representing a 1.1% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2016 was a net loss of $0.4 million.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder can redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity, due to the redemption option and accretes the redeemable non-controlling interest to its redemption value. For the three months ended March 31, 2016 the Company did not record in net (income) loss attributable to non-controlling interests since the redemption value did not change as of March 31, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Fair Value
Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Financial assets and liabilities are recorded at fair value on the combined consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties.
Fair Value of Financial Instruments
In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,461,314	$13,135	$13,135	$1,583,569	$23,792	$23,792
Financial liabilities:(1)
Mortgage and other notes payable	$1,475,781	$1,456,802	$1,456,802	$1,444,096	$1,424,610	$1,424,610
Senior notes	189,460	187,013	187,565	340,000	333,798	327,330
Derivative liabilities	139,106	4,013	4,013	—	—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Mortgage and Other Notes Payable
As of the reporting date, the Company believes the carrying value of its mortgage and other notes payable approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Senior Notes
For the Senior Notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs or quoted prices for similar liabilities in an active market, and as such, are classified as Level 2 of the fair value hierarchy.

10.	Risk Management and Derivative Activities
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of March 31, 2016:
Interest rate caps	6	$1,461,314	$13,135	(1)	April 2016 - July 2023
Foreign currency forwards(2)	3	139,106	(4,013)	N/A	May 2016 - November 2017
Total	9	$1,600,420	$9,122

As of December 31, 2015:
Interest rate caps	6	$1,429,216	$23,375	(1)	April 2016 - July 2023
Foreign currency forwards(2)	3	154,353	417	N/A	February 2016 - November 2017
Total	9	$1,583,569	$23,792
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the combined consolidated balance sheets, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	March 31, 2016	December 31, 2015
	Location
Interest rate caps	Derivative assets	$13,135	$23,375
Foreign currency forwards	Derivative (liabilities) assets	$(4,013)	$417
The following table presents the effect of derivative instruments in the combined consolidated statements of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

		Three Months Ended March 31,
		2016	2015
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on investments and other	$(10,784)	$(78)
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	(4,431)	—
Net cash receipt (payment) on derivatives	Unrealized gain (loss) on investments and other	(418)	—
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2016 and December 31, 2015. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2016 and December 31, 2015.

11.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the current legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Company engages third-party service providers for its portfolio who are remunerated based on either a fixed fee or a percentage of rental income. The contracts terms vary by party and are subject to break options. These costs are recorded in properties - operating expense and other expenses in the combined consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Segment Reporting
The Company currently conducts its business through the following two segments, based on how management reviews and manages its business:

•	Real Estate - The European commercial real estate business is predominantly focused on office properties. The Company acquired its first real estate investment in September 2014.

•	Corporate - The corporate segment includes corporate level interest expense, management fee and general and administrative expenses.
The following tables present segment reporting for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended March 31, 2016	Real Estate		Corporate		Total
Rental income	$34,833		$—		$34,833
Interest expense	8,426	(2)	4,116	(2)	12,542
Income (loss) before income tax benefit (expense)	(9,796)		(20,188)	(3)	(29,984)
Income tax benefit (expense)	659		—		659
Net income (loss)	(9,137)	(1)	(20,188)		(29,325)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $18.9 million.

(2)	Includes $0.9 million and $1.2 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

(3)	Includes an allocation of general and administrative expenses from NSAM of $0.1 million.

Statement of Operations:
Three Months Ended March 31, 2015	Real Estate		Corporate		Total
Rental income	$1,509		$—		$1,509
Interest expense	752		—		752
Income (loss) before income tax benefit (expense)	(15,366)	(1)	(928)	(2)	(16,294)
Income tax benefit (expense)	—		—		—
Net income (loss)	(15,366)		(928)		(16,294)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $0.9 million.

(2)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

The following table presents total assets by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate	Corporate	Total
March 31, 2016	$2,549,388	$20,483	$2,569,871
December 31, 2015	$2,544,992	$138,058	$2,683,050

13.	Subsequent Events
Dividends
On May 10, 2016, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on May 27, 2016 to stockholders of record as of the close of business on May 23, 2016.
Credit Facility
In May 2016, the Company entered into a $75 million revolving credit facility with Bank of America Merrill Lynch (refer to Item 5).

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
Introduction
NorthStar Realty Europe Corp., a publicly-traded real estate investment trust, or REIT, is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Europe, a Maryland corporation, or the Spin-off.
Upon completion of the Spin-off, NorthStar Realty contributed: (i) its business activities related to a multi-tenant office complex located in the United Kingdom, or the U.K. Complex, acquired on September 16, 2014; (ii) other European real estate portfolios acquired in the second and third quarters of 2015 and primarily comprised of multi-tenant office properties, or the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “NRE.” We are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) which together with its affiliates is referred to as NSAM. Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We intend to conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2016.
Significant Developments
Senior Note Repurchase
In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through open market purchases.
Credit Facility
In May 2016, we entered into a $75 million revolving credit facility with Bank of America Merrill Lynch (refer to Item 5).
Summary of Business
Our primary business line is European real estate. We are predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. We acquired or committed to acquire the majority of our properties in 2014.

Our Investments
The following presents a summary of our portfolio as of March 31, 2016, adjusted for sales through May 10, 2016:

		Portfolio by Geographic Location
Total portfolio, at cost(1)	$2.6 billion
Number of properties	47
Number of countries	9
Total square meters(2)	492,857
Weighted average occupancy	87%
Weighted average lease term	6 years

In-place rental income:(3)
Office properties	95%
Other	5%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of March 31, 2016.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London, Paris, Amsterdam, Milan, Brussels and Madrid.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of March 31, 2016.
Our European Real Estate Business as of March 31, 2016, adjusted for sales through May 10, 2016, includes the following (dollars in millions):

	Acquisition					Ownership
Portfolio	Date	Primary Core Location(s)	Property Type	Cost(1)	Properties	Interest (2)
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$84	1	93%
SEB Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	1,324	11	95%
Internos Portfolio	Apr-15	Germany, France, Portugal	Office/Hotel/Industrial/Retail	210	10	95%
IVG Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	225	15	95%
Deka Portfolio	Apr-15	Germany	Multi-tenant office	88	7	95%
Trianon Tower	Jul-15	Germany	Multi-tenant office	629	3	95%
Total				$2,560	47
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of March 31, 2016.

(2)	We hold equity interests in these portfolios and are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.

The following table presents significant tenants in our portfolio, based on in-place rental income:

Significant tenants:	Industry	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
DekaBank Deutsche Girozentrale	Finance	36,524	8.2	14.1%
BNP Paribas Real Estate	Finance	15,406	3.8	6.4%
Ernst & Young	Legal, Tax & Management Consultancy	16,667	0.4	5.2%
KPN B.V.	Utilities & Telecommunications	22,983	3.5	5.0%
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,683	3.7	4.9%
Cushman & Wakefield LLP	Legal, Tax & Management Consultancy	5,150	9.0	3.9%
BNP Paribas SA	Finance	11,233	5.1	3.6%
Deutsche Bundesbank	Finance	12,530	8.7	3.2%
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	9.8	3.0%
Linklaters LLP	Legal, Tax & Management Consultancy	7,712	0.2	2.3%

(1)	Based on contractual rentable area.

The following table presents rental concentration by geographical location for our portfolio:

Country	Number of Properties	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
Germany	19	185,568	7.5	35%
France	6	95,435	4.9	13%
United Kingdom	8	54,971	7.7	22%
Other	14	156,883	3.5	30%
Total	47	492,857

(1)	Based on contractual rentable area.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our properties. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also continue to acquire investments that generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business but our principal performance metrics are cash available for distribution, or CAD and net operating income, or NOI (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery during the past three years. In the first quarter of 2016, Gross Domestic Product in the European Union, or EU, and the Euro Area grew by 1.7% and 1.6% year on year, respectively. In the Euro Area, real GDP now stands above its pre-crisis peak and the European Commission forecasts 2016 real GDP growth of 1.6% and 1.8% for the Euro Area and European Union, respectively, rising to 1.9% and 1.8% in 2017. Unemployment is expected to continue falling, having reached 8.8% in March 2016 (from 9.7% in March 2015) which, coupled with rising real disposable incomes, is expected to further fuel private consumption.
However, economic growth both globally and within the EU faces greater headwinds that present potential risks to the pace of recovery and give rise to greater global uncertainty. These include a slowdown in key emerging markets such as China, weaker overall global trade, falling commodity prices and geopolitical risks.
In recognition of the potential impact of weaker global economic conditions on the European recovery, in March 2016 the ECB’s Governing Council announced a broad series of measures that it described as “a comprehensive package” targeted at ensuring the recovery maintains momentum. These included a further reduction in the deposit rate and the primary refinancing rate and greater focus on credit easing measures including an expansion of the existing Asset Purchase Programme, or APP, to €80 billion per month until March 2017. The eligibility criteria of the APP was also broadened to include investment grade Euro denominated corporate bonds. We view the recent ECB announcement as a positive step and believe that the Governing Council will continue to monitor the region’s economic health and act accordingly to seek to ensure a sustained recovery and adjustment in the path of inflation that is consistent with its stated aim of achieving an inflation rate below, but close to 2% over the medium term. Our expectation of a gradual and sustained European recovery is supported by the belief that the fundamentals remain intact and a combination of factors that are generally conducive of economic growth including low energy prices, low interest rates, a weaker Euro and ECB stimulus have increased in both magnitude and duration.
European commercial real estate investment volume totaled €51 billion in the first quarter of 2016, reflecting a 16% drop compared to the first quarter of 2015. The decline in investment volume was influenced not only by equity market volatility in Western Europe, but also by the lack of prime stock in core markets. The office sector which represented approximately 40% of overall investment volume proved to be more resilient with only a 4% drop in vestment volume compared to the first quarter of 2015. The supply pipeline for new office properties continues to remain subdued across most major markets. This, coupled with generally improving demand is likely to continue to place downward pressure on vacancy rates and gradual upward pressure on rents in several key office markets. Property yields in most asset classes and markets declined slightly during the first quarter and remain at a significant premium to sovereign yields that contracted significantly, including in Germany, the United Kingdom and France during the same period.
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
We pursue a variety of financing arrangements such as mortgage notes and bank loans available from the commercial mortgage-backed securities market, finance companies and banks. In addition, we may use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our investments may be dependent upon the nature of the investments and the related financing that is available.
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
In May 2016, we entered into a $75 million revolving credit facility with Bank of America Merrill Lynch.
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
Critical Accounting Policies
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss), or OCI, attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.

Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our combined consolidated statements of operations.
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
Intangible Assets and Intangible Liabilities
We record acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized net adjustment to rental income, the value of below-market ground leases is amortized into properties - operating expense and in-place leases is amortized into depreciation and amortization expense on a straight-line basis over the respective remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the combined consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with laws and regulations; on-going or projected negative operating income or cash flow; and/or a significant change in the occupancy rate and/or rising interest rates.
A market approach is performed based on an income approach whereby we look at comparable properties, current market conditions, forecasts and representative transactions to validate management’s expectations, where possible. The main assumptions used in measuring goodwill impairment, include the selection of guideline transactions, the derivation and selection of multiples and the financial metrics of the properties. The starting point for each of the reporting unit’s multiples is the detailed annual plan and rent roll. The detailed planning process takes into consideration many factors including revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our combined consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.

In a situation in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the combined consolidated statements of operations.
Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in our combined consolidated statements of operations.
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
Derivatives
We seek to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. For derivatives that qualify as a cash flow hedge, the effective portion of the change in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI that may relate to the hedge of our floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings. The change in fair value for a derivative that does not qualify as a hedge for U.S. GAAP is recorded in earnings.
Our derivative instruments do not qualify as hedges under U.S. GAAP. Therefore, the change in fair value of derivative instruments are recorded in earnings.
Foreign Currency
Assets and liabilities denominated in a functional foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and have determined under the new guidance our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and we are the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our combined consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our combined consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
The consolidated financial statements for the three months ended March 31, 2016 represent our results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three months ended March 31, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, results of operations for the three months ended March 31, 2016 may not be comparable to our results of operations reported for the prior period presented.
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenues
Rental income	$34,833	$1,509	$33,324
Escalation income	6,090	677	5,413
Other revenue	703	1	702
Total revenues	41,626	2,187	39,439
Expenses
Properties - operating expenses	9,231	834	8,397
Interest expense	12,542	752	11,790
Transaction costs	831	9,004	(8,173)
Management fee, related party	3,500	—	3,500
Other expenses	3,690	—	3,690
General and administrative expenses	1,476	928	548
Equity-based compensation expense	3,268	—	3,268
Depreciation and amortization	18,871	926	17,945
Total expenses	53,409	12,444	40,965
Other income (loss)
Unrealized gain (loss) on investments and other	(16,171)	(6,031)	(10,140)
Realized gain (loss) on investments and other	(2,030)	(6)	(2,024)
Income (loss) before income tax benefit (expense)	(29,984)	(16,294)	(13,690)
Income tax benefit (expense)	659	—	659
Net income (loss)	$(29,325)	$(16,294)	$(13,031)

Revenues
Rental Income
Rental income primarily consists of rental revenue in our real estate segment. Rental income increased $33.3 million, primarily attributable to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment.
Escalation Income
Escalation income primarily consists of tenant recoveries in our real estate segment. Escalation income increased $5.4 million, primarily attributable to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment.
Other Revenue
Other revenue is principally related to lease cancellations in our real estate segment.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $8.4 million due to the acquisition of our New European Investments in the second and third quarters 2015 in our real estate segment. Properties - operating expenses for the three months ended March 31, 2016 includes $1.1 million of repairs and maintenance and $6.5 million of escalation expense relating to tenant related expenses.
Interest Expense
Interest expense increased $11.8 million due to the acquisition of our New European Investments in the second and third quarter 2015, of which $8.4 million related to our real estate segment and $4.1 million related to the Senior Notes in our corporate segment. Interest expense for the three months ended March 31, 2015 relates to the mortgage notes payable associated with the U.K. Complex.
Transaction Costs
Transaction costs for the three months ended March 31, 2016 primarily relates to the Spin-off in our corporate segment. Transaction costs for the three months ended March 31, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Other Expense
Other expenses primarily represent third-party service provider fees. Other expenses increased $3.7 million due to the acquisition of our New European Investments in the second and third quarter 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. The three months ended March 31, 2016 includes an allocation from NSAM of $0.1 million. The three months ended March 31, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Equity-based Compensation Expense
Equity-based compensation expense is comprised of time-based and performance-based based awards. We began to incur equity-based compensation expense upon the Spin-off. The following table presents equity-based compensation expense for the three months ended March 31, 2016 (dollars in thousands):

	Time-Based Awards	Performance-Based Awards	Total
NRE spin grants(1)	$471	$201	$672
NRE bonus plan	1,405	5	1,410
NorthStar Realty bonus plan(2)	690	237	927
Dividends to non-employees	259	—	259
Total	$2,825	$443	$3,268
__________________

(1)	Represents equity-based compensation expense for one-time grants issued related to the Spin-off.

(2)	Represents equity-based compensation expense related to annual grants issued by NorthStar Realty prior to the Spin-off.

Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in the second and third quarters 2015 in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The following table presents a summary of unrealized gain (loss) on investments and other for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Change in fair value of:
Derivatives, at fair value	$(15,215)	$(78)
Foreign currency remeasurement	(538)	(5,953)
Subtotal unrealized gain (loss)	(15,753)	(6,031)
Net cash payments on derivatives	(418)	—
Total unrealized gain (loss) on investments and other	$(16,171)	$(6,031)
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes ($1.9 million) in our corporate segment and the loss on the sale of real estate in the Deka Portfolio ($0.2 million) in our real estate segment.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended March 31, 2016 represents a net benefit of $0.7 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.
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

In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million. In addition, in November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2016, unless otherwise extended by our board of directors. For the three months ended March 31, 2016, we repurchased 0.3 million shares of our common stock for $4 million. From November 2015 through March 31, 2016, we repurchased 4 million shares of its common stock for approximately $45 million with $55 million remaining under the stock repurchase plan.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our initial capitalization plus contractual rental income expected in our first year of operations is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses and common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of May 11, 2016 was $144 million.
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
Credit Facility
In May 2016, we entered into a $75 million revolving credit facility with Bank of America Merrill Lynch.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands). The combined consolidated cash flows for the three months ended March 31, 2016 represents our cash flow following the Spin-off on October 31, 2015. The combined consolidated cash flows for the three months March 31, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, cash flows for the three months ended March 31, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Three Months Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$5,981	$(5,788)
Investing activities	6,864	(454,761)
Financing activities	(153,021)	554,485
Effect of foreign currency translation on cash and cash equivalents	3,739	(150)
Net increase (decrease) in cash and cash equivalents	$(136,437)	$93,786
Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2016 compared to cash used in operating activities of $5.8 million for the three months ended March 31, 2015. The increase was primarily related to an increase in net cash flow from operating activities of our New European Investments acquired in the second and third quarters 2015.
Net cash provided by investing activities was $6.9 million for the three months ended March 31, 2016 compared to cash used in investing activities of $454.8 million for the three months ended March 31, 2015. Cash flow used in the three months ended March 31, 2016 was primarily due to improvements of our operating real estate. Cash flow provided by for the three months ended March 31, 2015 was due to deposits for the acquisitions our New European Investments acquired in the second and third quarters 2015.
Net cash used in financing activities was $153.0 million for the three months ended March 31, 2016 compared to cash provided by financing activities of $554.5 million for the three months ended March 31, 2015. Cash flow used in the three months ended March 31, 2016 was primarily due to $149.9 million from the repurchase of Senior Notes. Cash flow provided by for the three months ended March 31, 2015 was due to the financing by NorthStar Realty for the acquisition of the U.K. Complex in September 2014.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Related Party Arrangements
NorthStar Asset Management Group
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three months ended March 31, 2015.
Base Management Fee
For the three months ended March 31, 2016, we incurred $4 million related to the base management fee. The base management fee to NSAM could increase subsequent to March 31, 2016 by an amount equal to 1.5% per annum of the sum of:

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

•	cumulative CAD, if any, in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards which began with our fiscal quarter ended March 31, 2016.
Incentive Fee
For the three months ended March 31, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Our management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The management agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation.  Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Realty’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their combined consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’

G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
For the three months ended March 31, 2016, NSAM allocated $0.1 million to us.
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
Recent Developments
Dividends
On May 10, 2016, we declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on May 27, 2016 to stockholders of record as of the close of business on May 23, 2016.
Credit Facility
In May 2016, we entered into a $75 million revolving credit facility with Bank of America Merrill Lynch.
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
Refer to Item 3A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
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
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(28,982)
Non-controlling interests	(343)

Adjustments:
Depreciation and amortization items(1)	25,299
Unrealized (gain) loss from fair value adjustments	15,752
Realized (gain) loss on investments(2)	2,030
Transaction costs and other(3)	(136)
CAD	$13,620
____________________________________________________________

(1)
Consists of depreciation and amortization of $18.9 million, amortization of above/below market leases of $1.1 million, amortization of deferred financing costs of $2.0 million and amortization of equity-based compensation of $3.3 million.

(2)
Includes realized loss of $1.9 million related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and $0.2 million related to the loss from the sale of real estate.

(3)	Consists of $0.8 million of transaction costs, $1.3 million of deferred tax benefit and $0.3 million of other one-time items.
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
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended March 31, 2016 (dollars in thousands):

Rental income	$34,833
Escalation income	6,090
Other revenue	703
Total property and other revenues	41,626
Properties - operating expenses	9,231
Adjustments:
Amortization and other items(1)	1,431
NOI	$33,826
___________________________________________________________

(1)	Includes $1.1 million of amortization of above/below market rent and $0.3 million of non-recurring bad-debt expense.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of March 31, 2016, a hypothetical 100 basis point increase or decrease in one-month GBP LIBOR, EURIBOR or the applicable index applied to our liabilities (and related derivatives) would result in an increase or decrease in net income of approximately $13 million annually, respectively.
A change in interest rates could affect the value of our properties, which may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flow generated by the property using interest rates plus a risk premium based on the property type and creditworthiness of the tenants. A lower risk-free rate generally results in a lower discount rate and, therefore, a higher valuation, and vice versa; however, an increase in the risk-free rate would not impact our net income.
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
As of March 31, 2016, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our combined consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data.
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our ownership of, or commitments to acquire, properties within Europe, predominantly the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate. As a result, changes in exchange rate fluctuations may positively or negatively affect our combined consolidated revenues and expenses (as expressed in U.S. dollars) from our business. We may use several strategies to mitigate our exposure to exchange rate risk to hedge our equity and/or net income, including using local currency denominated financing and entering into forward or option foreign currency purchase contracts.
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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net equity of approximately $98 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives (excluding Senior Notes) would result in an increase or decrease of net income of approximately $1 million annually, respectively.

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
PART II. Other Information
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 11. “Commitments and Contingencies” in Part I, Item 1. “Financial Statements” for further disclosure regarding legal proceedings.
Item 1A. Risk Factors
Our credit facility permit us to make significant borrowings, which restrict our ability to engage in certain activities and could require that we generate significant cash flow or access the capital markets to satisfy the payment and other obligations.
We may in the future make significant borrowings under our credit facility. We could also obtain additional facilities or increase our line of credit on our existing facility in the future. Our credit facility contains various affirmative and negative covenants, including, among other things, limitations on debt, liens and restricted payments, as well as financial covenants. Compliance with these covenants restrict our ability to engage in certain transactions, which could materially adversely affect our financial condition.
In addition, any future borrowings under our credit facility may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our credit facility depends on our ability to generate sufficient cash flow or access capital markets in the future. Our ability to generate cash flow or access capital markets, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our credit facility. If we are not able to generate sufficient cash flow to service our credit facility or other borrowing obligations, we may need to refinance or restructure our borrowings, reduce or delay capital investments, or seek to raise additional capital. There is no assurance we will be able to do any of the foregoing on favorable terms or at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facility, which could materially and adversely affect our liquidity.
We may not be able to borrow under our credit facility.
Our borrowings may restrict our ability to incur additional indebtedness, such as under our credit facility, based on the value of certain assets that make up a borrowing base. Such investment assets may fluctuate in value. Decreases in value would reduce our borrowing base and could prevent us from borrowing. In addition, our credit facility includes financial maintenance covenants and non-financial covenants. Breach of any such covenants would block additional borrowings under the facility. Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments and could negatively affect our liquidity, which could materially and adversely affect our business. Inability to borrow could also prevent us from making distributions to our stockholders.

Item 2.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 1- March 31	342,365	$11.50	342,365	$54,673,629
__________________

(1)
On November 24, 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires on November 24, 2016, unless otherwise extended by our board of directors. There were no repurchases made during January and February 2016. Since announcement, we acquired 4.0 million shares for $45 million, with $55 million remaining under the authorization.

The following table sets forth all purchases made by or on behalf of any affiliated purchaser, as defined in Rule10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1- March 31(1)	40,000	$11.55	N/A	N/A
__________________

(1)
All shares purchases were open market purchases made by certain members of our affiliated purchaser disclosed on Form 4s filed with the SEC. There were no purchases made by affiliated purchasers during January and February 2016.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 10, 2016, NorthStar Realty Europe Corp. (“NRE”), entered into a senior secured revolving credit facility (the “Credit Agreement”) as parent guarantor, with NorthStar Realty Europe Limited Partnership, as borrower (the “Borrower”), Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. (“Bank of America”) as administrative agent and a lender providing for a revolving loan facility (the “Loan Facility”) with total Lender commitments of $75 million and with an initial one year term. The proceeds of the Loan Facility may be used for general corporate and working capital purposes.
Eurocurrency Loans under the Loan Facility accrue interest at a rate per annum equal to LIBOR plus a margin of 2.75%, provided during the continuance of an Event of Default, the margin increases by 2.00%. The commitments under the Loan Facility terminate on May 10, 2017 subject to a one year extension at the Borrower’s option. The Credit Agreement includes an uncommitted accordion feature where facility amount may be increased up to an aggregate amount of $150 million after giving effect to such increase. The Credit Agreement also features a letter of credit facility where up to $15 million of the Loan Facility will be available for the issuance of standby letters of credit with Bank of America being the issuing bank. Additionally, the Credit Agreement allows the Borrower to borrower swing line loans provided by Bank of America of up to $10 million. All swing line loans will be Base Rate loans and bear interest accordingly. Loans and letters of credit under the Loan Facility will be available in U.S. Dollars, Euros, Pounds Sterling and Swiss Francs, provided that Swing Line loans will be made available only in U.S. Dollars.
Availability under the Credit Agreement is limited to the lesser of (i) the facility amount, (ii) 60% of the aggregate value of an unencumbered pool of properties located in Germany, Spain, Portugal, Italy and Belgium (the “Unencumbered Pool”) and (iii) the amount supported by a minimum debt service coverage ratio of 1.30x based on net operating income from the Unencumbered Pool using an interest rate that is the greatest of (a) 5.75%, (b) ten year treasury plus 2.50% and (c) the interest rate under the Loan Facility using a 30 year amortization.
The Borrower’s obligations under the Credit Agreement are guaranteed by NRE and certain subsidiaries of NRE pursuant to one or more subsidiary guaranty agreements and secured by pledges of equity and intercompany receivables from certain subsidiaries of NRE that are direct and indirect owners of the Unencumbered Pool pursuant to one or more subsidiary pledge agreements.
The Credit Agreement requires the Borrower to pay a fee on any unused commitments at a rate equal to 0.50% per annum if the facility usage is less than 50% or 0.35% per annum if the facility usage is 50% or more.
The Credit Agreement includes customary affirmative and negative covenants including among other things financial reporting obligations and limitations on the incurrence of recourse indebtedness, variable rate indebtedness, “restricted payments” as well as a financial covenants, including maximum consolidated leverage ratio, minimum fixed charge coverage ratio and minimum tangible net worth. The Credit Agreement also includes customary events of default including among other things failure to make payments when due, breach of covenants or representations, cross default to material indebtedness, material judgments, bankruptcy matters, loss of REIT status and change of control events. The occurrence of an event of default may result in termination of the commitments under the Loan Facility, acceleration of repayment obligations and exercise of remedies by the Lenders with respect to the guarantees and collateral security.
The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement filed as Exhibit 10.1 to this Quarterly Report.

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

10.1	*
Credit Agreement, dated May 10, 2015, by and among NorthStar Realty Europe Limited Partnership, NorthStar Realty Europe Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Combined Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Combined Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Combined Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and year ended December 31, 2015; (v) Combined Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Combined Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	May 13, 2016	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ SCOTT A. BERRY
Scott A. Berry
Chief Financial Officer