Form 10-Q
period 2016-06-30
NorthStar Realty Europe Corp.
filed 2016-08-05
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The Company has one class of common stock, $0.01 par value per share, 60,428,193 shares outstanding as of August 3, 2016.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	our rapid growth and relatively limited experience investing in Europe;

•	the ability of NorthStar Asset Management Group Inc., or NSAM or its successor company, if the pending merger is consummated, to scale its operations in Europe to effectively manage our company;

•	the unknown impact of the exit of the United Kingdom or one or more other countries from the European Union or the potential default of one or more counties in the European Union;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic conditions and the impact on the commercial real estate industry;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•
the effects of being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers and successors in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by NSAM among us and NSAM’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	the impacts on our business as a result of NSAM’s announcement that it entered into a merger agreement with Colony Capital, Inc., or Colony and NorthStar Realty Finance Corp., or NorthStar Realty;

•	restrictions on our ability to engage in certain activities and the requirement that we may be required to access capital at inopportune times as a result of our borrowings;

•	our ability to make borrowings under our credit facility;

•	the impact of adverse conditions affecting office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income, or NOI, of our properties;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	future changes in foreign, federal, state and local tax law that may have an adverse impact on the cash flow and value of our investments;

•	our ability to effectively structure our investments in a tax efficient manner, including foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in Part II, Item 1A. of this Form 10-Q, each under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Operating real estate, gross	$1,765,653	$2,120,460
Less: accumulated depreciation	(48,615)	(35,303)
Operating real estate, net	1,717,038	2,085,157
Cash and cash equivalents	125,102	283,844
Restricted cash	13,913	20,871
Receivables, net of allowance of $399 and $115 as of June 30, 2016 and December 31, 2015, respectively	9,214	9,663
Unbilled rent receivable	8,418	5,869
Assets held for sale	299,953	6,094
Derivative assets, at fair value	11,672	23,792
Intangible assets, net	173,139	241,519
Other assets, net	9,817	6,241
Total assets	$2,368,266	$2,683,050
Liabilities
Mortgage and other notes payable, net	$1,377,584	$1,424,610
Senior notes, net	109,233	333,798
Credit facility	58,642	—
Accounts payable and accrued expenses	27,678	39,964
Due to related party (refer to Note 5)	3,606	3,995
Derivative liabilities, at fair value	1,221	—
Intangible liabilities, net	36,075	40,718
Liabilities held for sale	10,565	—
Other liabilities	33,600	42,654
Total liabilities	1,658,204	1,885,739
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,598	1,569
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 60,418,459 and 59,325,730 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	604	593
Additional paid-in capital	968,871	968,662
Retained earnings (accumulated deficit)	(266,915)	(186,246)
Accumulated other comprehensive income (loss)	(2,955)	2,560
Total NorthStar Realty Europe Corp. stockholders’ equity	699,605	785,569
Non-controlling interests	8,859	10,173
Total equity	708,464	795,742
Total liabilities and equity	$2,368,266	$2,683,050

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016(1)	2015(1)		2016(1)	2015(1)
Revenues
Rental income	$33,990	$28,344		$68,823	$29,853
Escalation income	5,908	3,213		11,998	3,890
Other revenue	46	67		749	68
Total revenues	39,944	31,624		81,570	33,811
Expenses
Properties - operating expenses	8,540	5,423		17,771	6,257
Interest expense	11,641	6,072		24,183	6,824
Transaction costs	1,652	79,120		2,483	88,124
Impairment losses	27,468	—		27,468	—
Management fee, related party(2)	3,500	—		7,000	—
Other expenses	3,041	2,799		6,731	2,799
General and administrative expenses	1,502	306		2,978	1,234
Compensation expense	3,766	—		7,034	—
Depreciation and amortization	18,404	14,694		37,275	15,620
Total expenses	79,514	108,414		132,923	120,858
Other income (loss)
Unrealized gain (loss) on investments and other (refer to Note 10)	383	3,629		(15,788)	(2,402)
Realized gain (loss) on investments and other	5,398	41		3,368	35
Income (loss) before income tax benefit (expense)	(33,789)	(73,120)		(63,773)	(89,414)
Income tax benefit (expense)	(520)	11,379		139	11,379
Net income (loss)	(34,309)	(61,741)		(63,634)	(78,035)
Net (income) loss attributable to non-controlling interests	400	30		743	61
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(33,909)	$(61,711)		$(62,891)	$(77,974)
Earnings (loss) per share:
Basic	$(0.57)	$(0.98)	(3)	$(1.06)	$(1.24)	(3)
Diluted	$(0.57)	$(0.98)	(3)	$(1.06)	$(1.24)	(3)
Weighted average number of shares:
Basic	59,115,895	62,987,863	(3)	59,266,850	62,987,863	(3)
Diluted	59,805,545	62,987,863	(3)	59,957,559	62,987,863	(3)
Dividends per share of common stock	$0.15	N/A		$0.30	N/A
____________________

(1)
The combined consolidated financial statements for the three and six months ended June 30, 2016 represent the Company’s results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three and six months ended June 30, 2015 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 3); and (ii) an allocation of costs related to the Company. As a result, results of operations for the three and six months ended June 30, 2016 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with NSAM (refer to Note 5).

(3)
Basic and diluted earnings per common share for the three and six months ended June 30, 2015 were calculated using the common stock distributed on November 1, 2015 in connection with the Spin-off (refer to Note 7).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(34,309)	$(61,741)	$(63,634)	$(78,035)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(32,363)	34,620	(5,789)	33,683
Total other comprehensive income (loss)	(32,363)	34,620	(5,789)	33,683
Comprehensive income (loss)	(66,672)	(27,121)	(69,423)	(44,352)
Comprehensive (income) loss attributable to non-controlling interests	65	31	469	63
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp.	$(66,607)	$(27,090)	$(68,954)	$(44,289)

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2014	—	$—	$116,982	$(33,630)	$(4,336)	$79,016	$1,058	$80,074
Net transactions with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contributions	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to Note 8)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance of common stock to directors	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	593	968,662	(186,246)	2,560	785,569	10,173	795,742
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	1,360	—	—	1,360	(1,360)	—
Amortization of equity-based compensation	—	—	5,246	—	—	5,246	1,271	6,517
Issuance of restricted stock, net of tax withholding	1,686	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(113)	—	—	(113)	—	(113)
Retirement of shares of common stock	(594)	(6)	(6,267)	—	—	(6,273)	—	(6,273)
Other comprehensive income (loss)	—	—	—	—	(5,515)	(5,515)	(274)	(5,789)
Dividends on common stock and equity-based compensation	—	—	—	(17,778)	—	(17,778)	(208)	(17,986)
Net income (loss)	—	—	—	(62,891)	—	(62,891)	(743)	(63,634)
Balance as of June 30, 2016 (unaudited)	60,418	$604	$968,871	$(266,915)	$(2,955)	$699,605	$8,859	$708,464

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(63,634)	$(78,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,275	15,620
Amortization of deferred financing costs	3,789	798
Amortization of equity-based compensation	6,517	—
Allowance for uncollectible accounts	287	—
Unrealized (gain) loss on investments and other	15,788	2,402
Realized (gain) loss on investments and other	(3,368)	(35)
Impairment losses	27,468	—
Amortization of capitalized above/below market leases	2,318	434
Straight line rental income	(3,825)	(1,441)
Deferred income taxes, net	(859)	14,121
Changes in assets and liabilities:
Restricted cash	(4,142)	(868)
Receivables	(4,788)	(3,036)
Other assets	(691)	17,153
Accounts payable and accrued expenses	(5,902)	14,436
Due to related party	(389)	—
Other liabilities	2,914	21,796
Net cash provided by (used in) operating activities	8,758	3,345
Cash flows from investing activities:
Acquisition of operating real estate	—	(1,635,413)
Improvements of operating real estate	(5,792)	(705)
Proceeds from sale of operating real estate	74,923	—
Other assets	(10,691)	—
Changes in restricted cash	9,915	—
Net cash provided by (used in) investing activities	68,355	(1,636,118)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(32,088)	—
Borrowings from credit facility	65,000	—
Borrowings from mortgage and other notes payable	—	938,698
Repayment of credit facility	(6,358)	—
Payment of financing costs	(2,271)	(714)
Settlement of derivatives	(1,195)	—
Purchase of derivative instruments	(380)	(14,064)
Repurchase of Senior Notes	(230,782)	—
Tax withholding related to vesting of equity-based compensation	(113)	—
Retirement of shares of common stock	(4,919)	—
Dividends	(17,986)	—
Net transactions with NorthStar Realty	—	745,264
Contributions from non-controlling interest	—	65
Net cash provided by (used in) financing activities	(231,092)	1,669,249
Effect of foreign currency translation on cash and cash equivalents	(4,763)	(2,888)
Net increase (decrease) in cash and cash equivalents	(158,742)	33,588
Cash and cash equivalents—beginning of period	283,844	1,552
Cash and cash equivalents—end of period	$125,102	$35,140

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$276,513	$—
Reclassification of intangible assets and liabilities of operating real estate to assets and liabilities held for sale	37,394	—
Reclassification of other assets and other liabilities to assets and liabilities held for sale	7,593	—
Reclassification related to measurement adjustments/other	5,628	—
Retirement of shares of common stock	1,351	—
Reallocation of interest in Operating Partnership	1,360	—
Reclassification from other assets to operating real estate	774	—

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
Sales Initiatives
The Company continues to execute a series of sales initiatives with the goal of maximizing long-term shareholder value.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the Company’s combined consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”). The three and six months ended June 30, 2015 are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty.
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
Historically, financial statements of the Company have not been prepared as it had not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to the Company upon completion of the Spin-off. The combined consolidated financial statements for the three and six months ended June 30, 2015, represent the Company prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The combined consolidated financial statements for the three and six months ended June 30, 2015 include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expenses of $0.3 million and $0.8 million, respectively) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amounts of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, is recorded as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statements of operations. The Company began paying management fees to NSAM on November 1, 2015 pursuant to the terms of the Company’s management agreement with NSAM (refer to Note 5).
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the combined consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
The Company accounts for purchases of operating real estate that quality as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the combined consolidated statements of operations.
Assets and Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell net of the intangible assets associated with the asset. Once a property is determined to be held for sale, depreciation is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Such costs related to borrowings are recorded net against the carrying value of such borrowings. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the combined consolidated statements of operations.
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
The following table presents identified intangibles as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$94,785	$(24,803)	$69,982	$121,004	$(20,120)	$100,884
Above-market lease	40,421	(6,753)	33,668	53,236	(5,806)	47,430
Below-market ground lease	55,608	(669)	54,939	70,971	(618)	70,353
Goodwill(1)	14,550	NA	14,550	22,852	NA	22,852
Total	$205,364	$(32,225)	$173,139	$268,063	$(26,544)	$241,519

Intangible liabilities:
Below-market lease	$37,283	$(6,251)	$31,032	$40,213	$(4,490)	$35,723
Above-market ground lease	5,109	(66)	5,043	5,026	(31)	4,995
Total	$42,392	$(6,317)	$36,075	$45,239	$(4,521)	$40,718
_______________________

(1)
Represents goodwill associated with certain share-deal acquisitions of the New European Investments in exchange for the Company’s shares. The goodwill and a corresponding deferred tax liability is recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Other assets:
Prepaid expenses	$4,032	$—
Deferred lease costs	3,377	220
Deferred tax assets, net	1,011	3,041
Investment deposits and pending deal costs	—	2,007
Other	1,397	973
Total	$9,817	$6,241

	June 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Deferred tax liabilities	$11,274	$22,026
Prepaid rent and unearned revenue	14,601	10,450
Tenant security deposits	4,817	4,953
Prepaid service charge reimbursement	2,201	1,988
Other	707	3,237
Total	$33,600	$42,654

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
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. Time-based awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
Derivatives
The Company seeks to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The change in fair value for a derivative is recorded in earnings.
The Company’s derivative instruments are recorded on the combined consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP. Therefore, the change in fair value of derivative instruments are recorded in earnings.
Foreign Currency
Assets and liabilities denominated in a functional foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the combined consolidated statements of equity. For the three and six months ended June 30, 2016, the Company reclassified $0.3 million and $0.7 million of CTA to realized gains (losses) in the combined consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Taxes
The Company will elect to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying combined consolidated financial statements for the three and six months ended June 30, 2016.
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
The Company recorded an income tax expense for the three months ended June 30, 2016 of $0.5 million and an income tax benefit for the six months ended June 30, 2016 of $0.1 million.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. In addition, the Company identified each of its properties that have non-controlling interests as VIEs. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s combined consolidated financial position or results of operations.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of the guidance on its combined consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Land	$399,828	$456,703
Buildings and improvements	1,069,602	1,256,002
Building leasehold interests and improvements	232,565	334,970
Furniture, fixtures and equipment	244	218
Tenant improvements	63,414	72,567
Subtotal	1,765,653	2,120,460
Less: Accumulated depreciation	(48,615)	(35,303)
Operating real estate, net	$1,717,038	$2,085,157

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of June 30, 2016 (dollars in thousands):

		Assets
Description(1)	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other assets	Total(2)	Intangible Liabilities, Net	Other Liabilities	Total(2)(3)
Internos Portfolio	1	$11,551	$1,273	$3,867	$16,691	$—	$461	$461
IVG Portfolio	3	43,504	5,733	7,391	56,628	3,787	1,571	5,358
SEB Portfolio	3	215,849	3,580	1,523	220,952	1,639	3,107	4,746
Deka Portfolio	1	5,610	72	—	5,682	—	—	—
Total	8	$276,514	$10,658	$12,781	$299,953	$5,426	$5,139	$10,565
___________________

(1)
The assets classified as held for sale will be sold on the open market as asset deals subject to standard industry terms and conditions. The assets contributed $5.0 million and $5.2 million of revenue and a pretax loss of $31.8 million and $32.2 million for the three and six months ended June 30, 2016.

(2)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $2.0 million.

(3)	Excludes the mortgage payable associated with these held for sale assets of $63.5 million.

In the second quarter 2016, the Company sold five none-core assets with a carrying value of $49.9 million for $59.2 million. The Company received $54.8 million of proceeds, net of sales costs. In connection with the sale, the Company recorded a $7.8 million realized gain in the Company’s combined consolidated statements of operations, which represented a reversal of previously recorded accumulated depreciation.

4.	Borrowings
The following table presents borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

			June 30, 2016 (Unaudited)			December 31, 2015
	Final Maturity	Contractual Interest Rate(2)	Principal Amount		Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex - Floating	Jan-20	GBP LIBOR + 1.75%(3)	$54,460		$53,409	$60,369	$59,210
U.K. Complex - Fixed	Jan-20	8.325%(3)	12,553		12,466	13,641	13,369
Internos Portfolio	Dec-20	(4)	75,288	(7)	74,478	81,494	80,528
IVG Portfolio	Dec-20	(4)	69,591	(7)	68,380	77,896	75,308
Deka Portfolio	Dec-20	(4)	44,722	(7)	44,028	43,963	44,423
SEB Portfolio	Apr-22	(5)	647,622	(7)	638,812	684,540	674,543
SEB Portfolio - Preferred	Apr-60	(6)	117,700	(7)	117,339	115,604	115,219
Trianon Tower	Jul-23	(8)	366,425		364,629	359,898	357,996
Other - Preferred	Oct-45	(9)	6,497		4,043	6,691	4,014
Total mortgage and other notes payable			1,394,858		1,377,584	1,444,096	1,424,610
Senior Notes:
Senior Notes(10)	Dec-16	4.625%	109,460		109,233	340,000	333,798
Credit Facility
Credit Facility	May-17(11)	LIBOR + 2.75%	58,642		58,642	—	—
Grand Total			$1,562,960		$1,545,459	$1,784,096	$1,758,408
____________________________________________________________

(1)
All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing and denominated in the same currency as the assets securing the borrowing.

(2)	Refer to Note 10 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(3)	In May 2016, the loan was syndicated and as such the margins on the floating and fixed interest rates were adjusted.

(4)
Represents cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio. Comprised of $4.8 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, $102.0 million principal amount of floating rate borrowings at EURIBOR plus 1.55%, $65.6 million principal amount of floating rate borrowings at EURIBOR plus 1.65% and $17.2 million of floating rate borrowings at GBP LIBOR plus 2.7%.

(5)	Comprised of $332.1 million principal amount of floating rate borrowing at EURIBOR plus 1.8% and $254.1 million of floating rate borrowing at GBP LIBOR plus 1.8%.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Internos Portfolio, the IVG Portfolio and the Deka Portfolio borrowing and 0.5% to 1.5% through April 2019 for the SEB Portfolio borrowing.

(8)
In June 2016, the Company amended the contractual interest rate from EURIBOR plus 1.45% to EURIBOR plus 1.30%. In addition, a prepayment provision was added in the amendment to include a fee based on principal amount of 0.80% through June 30, 2017, 0.60% through June 30, 2018 and 0.30% through June 30, 2019.

(9)
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

(10)
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

(11)	Subject to one year extensions.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payables, the Senior Notes and the Credit Facility as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Principal amount	$1,562,960	$1,784,096
Premium (discount), net	(456)	(1,144)
Deferred financing costs, net(1)	(17,045)	(24,544)
Carrying value	$1,545,459	$1,758,408
________________

(1)	Includes $0.2 million relating to the Senior Notes.
The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Senior Notes	Credit Facility
July 1 to December 31, 2016	$109,460	$—	$109,460	$—
Years ending December 31:	—
2017	58,642	—	—	58,642
2018	—	—	—	—
2019	—	—	—	—
2020	263,111	263,111	—	—
Thereafter	1,131,747	1,131,747	—	—
Total	$1,562,960	$1,394,858	$109,460	$58,642
As of June 30, 2016 and December 31, 2015, the Company was in compliance with all of its financial covenants.
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
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded in equity in net transactions with NorthStar Realty. In February 2016, the Company repurchased approximately $150.0 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, the Company repurchased approximately $80.0 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. In July 2016, the Credit Facility was repaid.
5.    Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three and six months ended June 30, 2015.
Base Management Fee
For the three and six months ended June 30, 2016, the Company incurred $3.5 million and $7.0 million, respectively, related to the base management fee. As of June 30, 2016, $3.5 million is recorded in due to related party on the combined consolidated balance sheets. The base management fee to NSAM could increase subsequent to June 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and six months ended June 30, 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three and six months ended June 30, 2016, NSAM allocated an immaterial amount and $0.1 million, respectively.
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
NSAM purchase of common stock
In June 2016, NSAM purchased 0.2 million shares of the Company’s common stock through open market purchases for an aggregate purchase price of $2.3 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Compensation Expense
The following summarizes the equity-based compensation plans of the Company and NorthStar Realty, as they relate to compensation payable by the Company or its Operating Partnership:
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
Following the Spin-off, NorthStar Realty and the compensation committee of its board of directors continues to administer all awards issued under the NorthStar Realty Equity Plans but the Company is obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the 2015 Plan.
In connection with the Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of June 30, 2016: 1,362 of restricted stock, net of forfeitures, which remain subject to vesting; 618,511 Common Units, net of forfeitures and conversions, of which 232,081 remain subject to vesting; 83,333 RSUs, which remain subject to vesting and 375,293 RSUs related to executives of NSAM only, which remain subject to vesting based on performance conditions and continued NSAM employment. On December 31, 2015, the performance hurdle for 117,472 RSUs was met pursuant to NorthStar Realty’s bonus plan for 2012 and the Company settled these RSUs on January 4, 2016. Additionally, in connection with the initial election of the independent members of the Company’s board of directors, the Company issued 17,528 restricted shares of common stock and 70,112 LTIP Units to such directors.

The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and Common Units. The balance as of June 30, 2016 represents Common Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Six Months Ended June 30, 2016
	Restricted Stock(1)	Common Units	Total Grants	Weighted Average Grant Price
December 31, 2015	45	692	737	$24.03
New grants	1,625	—	1,625	9.28
Vesting of restricted stock	(137)	—	(137)	9.51
Forfeited or canceled grants	—	(4)	(4)	22.40
June 30, 2016	1,533	688	2,221	$14.14
___________________

(1)	Represents restricted stock included in common stock.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 30, 2016, the Company recorded $3.8 million and $7.0 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the combined consolidated statements of operations. As of June 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $21.9 million, provided there are no forfeitures.
In connection with the pending change in control of NSAM as a result of its pending merger (the “Merger”) with NorthStar Realty Finance Corp. and Colony Capital, Inc. substantially all outstanding time-based equity awards issued to NSAM executives will vest in accordance with their terms. In addition, all or a portion of the outstanding performance-based awards issued to executives will vest in accordance with their terms subject to forfeiture and reduction.

7.	Stockholders’ Equity
Spin-off
In connection with the Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company’s common stock for each six shares of NorthStar Realty common stock.
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2016, unless otherwise extended by the Company’s board of directors. For the three months ended June 30, 2016, the Company repurchased 0.3 million shares of its common stock for approximately $2.3 million. For the six months ended June 30, 2016, the Company repurchased 0.6 million shares of its common stock for approximately $6.3 million. From November 2015 through June 30, 2016, the Company repurchased 4.3 million shares of its common stock for approximately $47.7 million with $52.3 million remaining under the stock repurchase plan.
Dividends
The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2016:

Common Stock
Declaration Date	Dividend Per Share
March 15	$0.15
May 10	$0.15
Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(33,909)	$(61,711)		$(62,891)	$(77,974)
Net income (loss) attributable to Unit Holders non-controlling interest	(349)	—		(700)	—
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(34,258)	$(61,711)		$(63,591)	$(77,974)
Denominator:(2)
Weighted average shares of common stock	59,116	62,988	(3)	59,267	62,988	(3)
Weighted average Unit Holders(1)	690	—		691	—
Weighted average shares of common stock and Unit Holders(2)	59,806	62,988	(3)	59,958	62,988	(3)
Earnings (loss) per share:
Basic	$(0.57)	$(0.98)	(3)	$(1.06)	$(1.24)	(3)
Diluted	$(0.57)	$(0.98)	(3)	$(1.06)	$(1.24)	(3)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of June 30, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)
Basic and diluted earnings per common share for the three and six months ended June 30, 2015 was calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. As the Operating Partnership was formed in conjunction with the Spin-off, non-controlling interest related to Unit Holders was recognized for the year ended December 31, 2015 to retrospectively adjust for common control of the business (refer to Note 2). The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying combined consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. In connection with the formation of the Operating Partnership in November 2015, the Company recorded a non-controlling interest of $8.7 million related to Unit Holders. As of June 30, 2016, 688,623 Common Units and LTIP Units were outstanding, representing a 1.1% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2016 was a net loss of $0.3 million and $0.7 million.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder can redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity, due to the redemption option and accretes the redeemable non-controlling interest to its redemption value. For the three and six months ended June 30, 2016 the Company recorded an immaterial amount of net (income) loss attributable to non-controlling interests to adjust the carrying value to its redemption value as of June 30, 2016.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,304,338	$11,672	$11,672	$1,583,569	$23,792	$23,792
Financial liabilities:(1)
Mortgage and other notes payable	$1,394,858	$1,377,584	$1,377,584	$1,444,096	$1,424,610	$1,424,610
Derivative liabilities	89,250	1,221	1,221	—	—	—
Senior notes	109,460	109,233	108,242	340,000	333,798	327,330
Credit Facility	58,642	58,642	58,642	—	—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Credit Facility
As of the reporting date, the Company believes the carrying value of the Credit Facility approximates fair value. The fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage interest rate and currency risk and such derivatives are not considered speculative. These derivative instruments are in the form of interest cap agreements where the primary objective is to minimize interest rate risks associated with investment and financing activities and foreign currency forward agreements where the primary objective is to minimize foreign currency exchange rate risks associated with operating activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of June 30, 2016:
Interest rate caps	5	$1,287,668	$9,826	(1)	October 2016 - July 2023
Foreign currency forwards(2)	2	105,920	625	N/A	July 2016 - November 2017
Total	7	$1,393,588	$10,451

As of December 31, 2015:
Interest rate caps	6	$1,429,216	$23,375	(1)	April 2016 - July 2023
Foreign currency forwards(2)	3	154,353	417	N/A	February 2016 - November 2017
Total	9	$1,583,569	$23,792
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the combined consolidated balance sheets, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	June 30, 2016	December 31, 2015
	Location
Interest rate caps	Derivative assets	$9,826	$23,375
Foreign currency forwards	Derivative assets	$1,846	$417
Foreign currency forwards	Derivative liabilities	$(1,221)	$—

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the combined consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Amount of gain (loss) recognized in earnings:	Statements of operations location:(1)
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on investments and other	$(3,391)	$1,833	$(14,175)	$1,755
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	4,638	(4,253)	207	(4,253)
Net cash receipt (payment) on derivatives	Unrealized gain (loss) on investments and other	(776)	—	(1,194)	—
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2016 and December 31, 2015. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2016 and December 31, 2015.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended June 30, 2016	Real Estate		Corporate		Total
Rental income	$33,990		$—		$33,990
Interest expense	8,691	(2)	2,950	(2)	11,641
Income (loss) before income tax benefit (expense)	(21,748)		(12,041)		(33,789)
Income tax benefit (expense)	(520)		—		(520)
Net income (loss)	(22,268)	(1)	(12,041)		(34,309)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $18.4 million.

(2)	Includes $0.8 million and $0.9 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

Statement of Operations:
Three Months Ended June 30, 2015	Real Estate		Corporate		Total
Rental income	$28,344		$—		$28,344
Interest expense	6,072		—		6,072
Income (loss) before income tax benefit (expense)	(79,478)	(1)	6,358	(2)	(73,120)
Income tax benefit (expense)	11,379		—		11,379
Net income (loss)	(68,099)		6,358		(61,741)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $14.7 million.

(2)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

Statement of Operations:
Six Months Ended June 30, 2016	Real Estate		Corporate		Total
Rental income	$68,823		$—		$68,823
Interest expense	17,117	(2)	7,066	(2)	24,183
Income (loss) before income tax benefit (expense)	(31,544)		(32,229)	(3)	(63,773)
Income tax benefit (expense)	139		—		139
Net income (loss)	(31,405)	(1)	(32,229)		(63,634)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $37.3 million.

(2)	Includes $1.7 million and $2.1 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

(3)	Includes an allocation of general and administrative expenses from NSAM of $0.1 million.

Statement of Operations:
Six Months Ended June 30, 2015	Real Estate		Corporate		Total
Rental income	$29,853		$—		$29,853
Interest expense	6,824		—		6,824
Income (loss) before income tax benefit (expense)	(94,844)	(1)	5,430	(2)	(89,414)
Income tax benefit (expense)	11,379		—		11,379
Net income (loss)	(83,465)		5,430		(78,035)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $15.6 million.

(2)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).
The following table presents total assets by segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate	Corporate	Total
June 30, 2016	$2,361,228	$7,038	$2,368,266
December 31, 2015	$2,544,992	$138,058	$2,683,050

13.	Subsequent Events
Dividends
On August 3, 2016, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016.
Sales
Subsequent to June 30, 2016, the Company sold three none-core assets with a carrying value of $223.9 million for $227.6 million.

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
Sales Initiatives
We continue to execute a series of sales initiatives with the goal of maximizing long-term shareholder value.
Summary of Business
Our primary business line is European real estate. We are predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. We acquired or committed to acquire the majority of our properties in 2014.
Our Investments
The following presents a summary of our portfolio as of June 30, 2016, adjusted for sales through August 4, 2016:

		Portfolio by Geographic Location
Total portfolio, at cost(1)	$2.1 billion
Number of properties	40
Number of countries	8
Total square meters(2)	419,065
Weighted average occupancy	85%
Weighted average lease term	6.5 years

In-place rental income:(3)
Office properties	95%
Other	5%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of June 30, 2016.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London, Paris, Amsterdam, Milan, Brussels and Madrid.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of June 30, 2016.

Our European Real Estate Business as of June 30, 2016, adjusted for sales through August 4, 2016, includes the following (dollars in millions):

	Acquisition					Ownership
Portfolio	Date	Primary Core Location(s)	Property Type	Cost(1)	Properties	Interest(2)
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$77	1	93%
SEB Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	953	8	95%
Internos Portfolio	Apr-15	Germany, France, Portugal	Office/Hotel/Industrial/Retail	179	9	95%
IVG Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	156	12	95%
Deka Portfolio	Apr-15	Germany	Multi-tenant office	84	7	95%
Trianon Tower	Jul-15	Germany	Multi-tenant office	608	3	95%
Total				$2,057	40
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of June 30, 2016.

(2)	We hold equity interests in these portfolios and are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.
The following table presents significant tenants in our portfolio, based on in-place rental income:

Significant tenants:	Industry	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
DekaBank Deutsche Girozentrale	Finance	35,036	7.9	17%
BNP PARIBAS RE	Finance	15,406	3.6	8%
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,683	3.4	6%
Cushman & Wakefield LLP	Utilities & Telecommunications	5,150	8.8	5%
BNP PARIBAS SA	Legal, Tax & Management Consultancy	11,235	4.8	4%
Deutsche Bundesbank	Finance	11,971	8.8	4%
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	9.2	4%
Linklaters LLP	Legal, Tax & Management Consultancy	7,394	0.2	3%
PAREXEL International GmbH	Public Utilities & Telecommunications	18,254	18.0	3%
Moelis & Co UK LLP	Legal, Tax & Management Consultancy	3,366	8.8	2%

(1)	Based on contractual rentable area.
The following table presents rental concentration by geographical location for our portfolio:

Country	Number of Properties	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
Germany	15	166,045	7.5	40%
United Kingdom	5	46,520	7.6	24%
France	4	32,075	4.6	15%
Other	16	174,425	4.9	21%
Total	40	419,065

(1)	Based on contractual rentable area.
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

Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery during the past three years. In the second quarter of 2016, Gross Domestic Product, or GDP, in the European Union, or the EU, and the Euro Area grew by 1.8% and 1.6% year on year, respectively. Unemployment reached 8.6% in June 2016 from 9.5% in June 2015 which, coupled with generally rising real disposable incomes has the potential to further fuel private consumption.
The International Monetary Fund, or IMF, recently revised its full year 2016 GDP forecast for the Euro Area up by 0.1% to 1.6% reflecting robust first quarter 2016 results and strong country fundamentals. However, the 2017 outlook for the Euro Area has been revised down slightly to 1.4% reflecting the anticipated mid-term impact of the U.K. electorate’s recent decision to leave the European Union, or Brexit. On August 4, 2016, the Bank of England, or BoE, released revised growth forecasts for the U.K., leaving its 2016 growth forecast unchanged at 2.0% while projecting a sharp decline in 2017 GDP to 0.8%, 1.5% below its May projection. The BoE also announced a series of measures designed to provide support to the U.K. economy including a reduction in interest rates from 0.50% to a new record low of 0.25% and an expansion of its quantitative easing program by £70 billion.
At its most recent meeting in July 2016, the European Central Bank, or ECB, cited Brexit as a risk to the European recovery but elected a “wait and see” approach, maintaining its current stance. The ECB is likely to continue to monitor the potential impact of Brexit on the region’s economic health and appears ready to act, if necessary, to ensure the recovery maintains momentum. Our continued expectation of a gradual and sustained recovery in Europe is underpinned by a combination of factors that are generally conducive of economic growth including low energy prices, low interest rates, a weaker Euro and Pound Sterling as well as the prospect of further central bank intervention, if necessary. However, economic growth both globally and within the EU faces increased headwinds and is potentially vulnerable to greater economic and geopolitical uncertainty. This uncertainty is exacerbated by Brexit. The prospect of Brexit has resulted in a high degree of uncertainty regarding the future of the U.K.'s relationship with the EU as well as non-EU trading partners with whom it conducts trade through existing trade agreements that it accesses through its membership of the EU. The process for exiting the EU is unprecedented and likely to be protracted and it is too early to assess its potential impact on the U.K., European or global economy.
European commercial real estate investment volume equated to €53 billion in the second quarter of 2016, reflecting a 12% decline compared to the second quarter of 2015. This was primarily driven by a sharp decline in U.K. investment volume in the run up to the EU Referendum, falling by 47% relative to the same period last year. Equity market volatility and limited supply of quality stock in the market are also likely to have contributed to lower overall investment volume across Europe. It is possible that there may be some capital diversion from the U.K. to mainland Europe, in particular towards Germany and France, both of which have recorded stable investment volumes year to date. However, London remains a desirable investment market and the devaluation of the Pound Sterling post Brexit is likely to further fuel overseas investor interest, particularly for prime properties that possess scarcity value. The office sector accounted for approximately 44% of overall investment volume and proved to be relatively resilient with only a 9% decline compared to the second quarter of 2015. The supply pipeline for new office properties continues to remain subdued across most major markets. This, coupled with generally improving tenant demand as the economy recovers could place further downward pressure on vacancy rates and gradual upward pressure on rents in several key office markets. Property yields remain at a significant premium to sovereign yields that have generally contracted further in recent weeks, potentially placing further downward pressure on prime property yields.
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
In July 2015, we issued $340 million aggregate principal amount of 4.625% senior stock-settlable notes due December 2016, or the Senior Notes. We received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. Proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower, and the repayment of NorthStar Realty’s borrowings. The Senior Notes are our senior unsubordinated and unsecured obligations. NorthStar Realty’s operating partnership continues to guarantee payments on the Senior Notes subsequent to the Spin-off. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, we repurchased approximately $80 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions.
Attractive long-term, non-recourse, non-mark-to-market, financing continues to be available in the European markets. We predominately use floating rate financing and we seek to mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps.
In May 2016, we entered into a $75 million revolving credit facility with certain commercial bank lenders. In July 2016, the credit facility was repaid.
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
We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our combined consolidated statements of operations.
Assets and Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the combined consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell, net of intangible assets associated with the asset. Once a property is determined to be held for sale, depreciation is no longer recorded. We record a gain or loss on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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
Derivatives
We seek to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The change in fair value for a derivative is recorded in earnings.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. In addition, we identified each of our properties that have non-controlling interests as VIEs. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and we are the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our combined consolidated financial position or results of operations.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the guidance on our combined consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
The consolidated financial statements for the three and six months ended June 30, 2016 represent our results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three and six months ended June 30, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, results of operations for the three and six months ended June 30, 2016 may not be comparable to our results of operations reported for the prior period presented.
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenues
Rental income	$33,990	$28,344	$5,646
Escalation income	5,908	3,213	2,695
Other revenue	46	67	(21)
Total revenues	39,944	31,624	8,320
Expenses
Properties - operating expenses	8,540	5,423	3,117
Interest expense	11,641	6,072	5,569
Transaction costs	1,652	79,120	(77,468)
Impairment losses	27,468	—	27,468
Management fee, related party	3,500	—	3,500
Other expenses	3,041	2,799	242
General and administrative expenses	1,502	306	1,196
Compensation expense	3,766	—	3,766
Depreciation and amortization	18,404	14,694	3,710
Total expenses	79,514	108,414	(28,900)
Other income (loss)
Unrealized gain (loss) on investments and other	383	3,629	(3,246)
Realized gain (loss) on investments and other	5,398	41	5,357
Income (loss) before income tax benefit (expense)	(33,789)	(73,120)	39,331
Income tax benefit (expense)	(520)	11,379	(11,899)
Net income (loss)	$(34,309)	$(61,741)	$27,432
Revenues
Rental Income
Rental income primarily consists of rental revenue in our real estate segment. Rental income increased $5.6 million, primarily attributable to the acquisition of the Trianon Tower in the third quarter of 2015 and increased leasing activities in our other properties in our real estate segment.
Escalation Income
Escalation income primarily consists of tenant recoveries in our real estate segment. Escalation income increased $2.7 million, primarily attributable to the acquisition of the Trianon Tower in the third quarter of 2015 and the lease-up of our other properties in our real estate segment.
Other Revenue
Other revenue is principally related to lease cancellations and insurance reimbursements in our real estate segment.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $3.1 million due to the acquisition of the Trianon Tower in the third quarter of 2015 in our real estate segment. Properties - operating expenses for the three months ended June 30, 2016 includes $1.6 million of repairs and maintenance and $3.1 million of escalation expense relating to tenant related expenses.

Interest Expense
Interest expense increased $5.6 million due to the acquisition of the Trianon Tower in the third quarter of 2015, of which $2.6 million related to our real estate segment and $3.0 million related to the Senior Notes in our corporate segment. Interest expense for the three months ended June 30, 2015 relates to the mortgage notes payable associated with the U.K. Complex, SEB, Deka, Internos and IVG portfolios in our real estate segment.
Transaction Costs
Transaction costs for the three months ended June 30, 2016 primarily relates to costs associated with exploring potential transactions in our corporate segment. Transaction costs for the three months ended June 30, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment.
Impairment losses
Impairment losses for the three months ended June 30, 2016 related to impairment of one of our held-for-sale assets in our real estate segment, which sold for less than the initial carrying value subsequent to quarter ended June 30, 2016. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Other Expense
Other expenses primarily represent third-party service provider fees. Other expenses increased due to the acquisition of the Trianon Tower in the third quarter of 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. The three months ended June 30, 2016 includes an immaterial amount of allocation from NSAM. The three months ended June 30, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards. We began to incur compensation expense upon the Spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of the Trianon Tower in the third quarter of 2015 in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The increase in the foreign currency forwards relates to the strengthened U.S. dollar against the U.K. Pound Sterling and weakened against the Euro. The decrease on the interest rate caps relates to the movement in interest rate spreads within Europe.
The following table presents a summary of unrealized gain (loss) on investments and other for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(3,391)	$1,833
Foreign currency forwards	4,638	(4,253)
Foreign currency remeasurement	(88)	6,049
Subtotal unrealized gain (loss)	1,159	3,629
Net cash payments on derivatives	(776)	—
Total unrealized gain (loss) on investments and other	$383	$3,629
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the gain on the sale of real estate ($7.8 million), after disposal costs, in our real estate segment offset by the loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes ($2.4 million) in our corporate segment.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended June 30, 2016 represents a net expense of $0.5 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.
Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)
Revenues
Rental income	$68,823	$29,853	$38,970
Escalation income	11,998	3,890	8,108
Other revenue	749	68	681
Total revenues	81,570	33,811	47,759
Expenses
Properties - operating expenses	17,771	6,257	11,514
Interest expense	24,183	6,824	17,359
Transaction costs	2,483	88,124	(85,641)
Impairment losses	27,468	—	27,468
Management fee, related party	7,000	—	7,000
Other expenses	6,731	2,799	3,932
General and administrative expenses	2,978	1,234	1,744
Compensation expense	7,034	—	7,034
Depreciation and amortization	37,275	15,620	21,655
Total expenses	132,923	120,858	12,065
Other income (loss)
Unrealized gain (loss) on investments and other	(15,788)	(2,402)	(13,386)
Realized gain (loss) on investments and other	3,368	35	3,333
Income (loss) before income tax benefit (expense)	(63,773)	(89,414)	25,641
Income tax benefit (expense)	139	11,379	(11,240)
Net income (loss)	$(63,634)	$(78,035)	$14,401
Revenues
Rental Income
Rental income primarily consists of rental revenue in our real estate segment. Rental income increased $39.0 million, primarily attributable to our New European Investments in the second and third quarters of 2015 and increased leasing activities in our other properties in our real estate segment.
Escalation Income
Escalation income primarily consists of tenant recoveries in our real estate segment. Escalation income increased $8.1 million, primarily attributable to the acquisition of our New European Investments in the second and third quarters of 2015 and the lease-up of our other properties in our real estate segment.

Other Revenue
Other revenue is principally related to lease cancellations and insurance reimbursements in our real estate segment.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $11.5 million due to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment. Properties - operating expenses for the six months ended June 30, 2016 includes $4.0 million of repairs and maintenance and $9.1 million of escalation expense relating to tenant related expenses.
Interest Expense
Interest expense increased $17.4 million due to the acquisition of the Trianon Tower in the third quarter of 2015, of which $10.3 million related to our real estate segment and $7.1 million related to the Senior Notes in our corporate segment. Interest expense for the six months ended June 30, 2015 relates to the mortgage notes payable associated with the U.K. Complex, SEB, Deka, Internos and IVG portfolios in our real estate segment.
Transaction Costs
Transaction costs for the six months ended June 30, 2016 primarily relates to the Spin-off and costs associated with exploring potential transactions in our corporate segment. Transaction costs for the six months ended June 30, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment.
Impairment losses
Impairment losses for the six months ended June 30, 2016 related to impairment of one of our held-for-sale assets in our real estate segment, which sold for less than the initial carrying value subsequent to quarter ended June 30, 2016. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Other Expense
Other expenses primarily represent third-party service provider fees. Other expenses increased $3.9 million due to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. The six months ended June 30, 2016 includes an allocation from NSAM of $0.1 million. The six months ended June 30, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards. We began to incur compensation expense upon the Spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The following table presents a summary of unrealized gain (loss) on investments and other for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Change in fair value of:
Derivatives, at fair value:
Interest rate caps	$(14,175)	$1,755
Foreign currency forwards	207	(4,253)
Foreign currency remeasurement	(626)	96
Subtotal unrealized gain (loss)	(14,594)	(2,402)
Net cash payments on derivatives	(1,194)	—
Total unrealized gain (loss) on investments and other	$(15,788)	$(2,402)
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other is primarily related to the gain on the sale of real estate ($7.7 million), after disposal costs, in our real estate segment offset by the loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes ($4.4 million) in our corporate segment.
Income Tax Benefit (Expense)
The income tax benefit for the six months ended June 30, 2016 represents a net benefit of $0.1 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities, including the repurchase of our common stock. Our capital sources may include cash flow from operations, net proceeds from asset sales, financings secured by our assets such as mortgage notes, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes and perpetual preferred stock and common stock. We predominantly use investment-level financing as part of our strategy to seek to prudently leverage our investments. We target overall leverage of 40% to 50% over time, although there is no assurance that we will achieve our target. We generally seek to limit our reliance on recourse borrowings.
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
In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million. In addition, in November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2016, unless otherwise extended by our board of directors. For the six months ended June 30, 2016, we repurchased 1 million shares of our common stock for $6 million. From November 2015 through June 30, 2016, we repurchased 4 million shares of its common stock for approximately $48 million with $52 million remaining under the stock repurchase plan.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our initial capitalization plus contractual rental income expected in our first year of operations is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses and common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of August 3, 2016 was $166 million.

Senior Notes
In July 2015, we issued $340 million of Senior Notes for aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. We may elect to settle all or part of the principal amount of the Senior Notes in our common stock in lieu of cash. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, we repurchased approximately $80 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions.
Credit Facility
In May 2016, we entered into a $75 million revolving credit facility with certain commercial bank lenders. In July 2016, the credit facility was repaid.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands). The combined consolidated cash flows for the six months ended June 30, 2016 represents our cash flow following the Spin-off on October 31, 2015. The combined consolidated cash flows for the six months ended June 30, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, cash flows for the six months ended June 30, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Six Months Ended June 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$8,758	$3,345
Investing activities	68,355	(1,636,118)
Financing activities	(231,092)	1,669,249
Effect of foreign currency translation on cash and cash equivalents	(4,763)	(2,888)
Net increase (decrease) in cash and cash equivalents	$(158,742)	$33,588
Six Months Ended June 30, 2016 Compared to June 30, 2015
Net cash provided by operating activities was $8.8 million for the six months ended June 30, 2016 compared to cash used in operating activities of $3.3 million for the six months ended June 30, 2015.
Net cash provided by investing activities was $68.4 million for the six months ended June 30, 2016 compared to cash used in investing activities of $1.6 billion for the six months ended June 30, 2015. Cash flow provided by the six months ended June 30, 2016 was primarily due to proceeds from the sale of operating real estate offset by improvements of our operating real estate. Cash flow used in for the six months ended June 30, 2015 was due to the acquisitions of our New European Investments acquired in the second and third quarters 2015.
Net cash used in financing activities was $231.1 million for the six months ended June 30, 2016 compared to cash provided by financing activities of $1.7 billion for the six months ended June 30, 2015. Cash flow used in the six months ended June 30, 2016 was primarily due to $230.8 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $32.1 million, repayment of the credit facility of $6.4 million and dividend payments of $18.0 million off set by $65.0 million from the borrowing under the credit facility. Cash flow provided by for the six months ended June 30, 2015 was due to the financing by NorthStar Realty for the acquisition of our New European Investments in 2015.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
NorthStar Asset Management Group
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three and six months ended June 30, 2015.
Base Management Fee
For the three and six months ended June 30, 2016, we incurred $3.5 million and $7.0 million, respectively, related to the base management fee. The base management fee to NSAM could increase subsequent to June 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and six months ended June 30, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three and six months ended June 30, 2016, NSAM allocated an immaterial amount and $0.1 million, respectively.
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
NSAM purchase of common stock
In June 2016, NSAM purchased 0.2 million shares of our common stock through open market purchases for an aggregate purchase price of $2.3 million.
Recent Developments
Dividends
On August 3, 2016, we declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016.
Sales
Subsequent to June 30, 2016, we sold three none-core assets with a carrying value of $224 million for $228 million.
Inflation
Virtually all of our assets and liabilities are interest rate and foreign currency exchange rate sensitive in nature. As a result, interest rates, foreign currency exchange rates and other factors influence our performance significantly more than inflation does. A change in interest rates and foreign currency exchange rates may correlate with inflation rates. Substantially all of the leases allow for regular rent increase which provide us with the opportunity to achieve increases, where justified by the market, as each matures.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD and NOI, each a non-GAAP measure, to evaluate our profitability.
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, realized gain (loss) on investments, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other (excluding accelerated amortization related to sales of investments); impairment on depreciable property; non-recurring bad debt expense; acquisition gains or losses; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended June 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(33,909)
Non-controlling interests	(400)

Adjustments:
Depreciation and amortization items(1)	25,134
Impairment losses	27,468
Unrealized (gain) loss from fair value adjustments(2)	(1,159)
Realized (gain) loss on investments(3)	(5,398)
Transaction costs and other(4)	1,623
CAD	$13,359
____________________________________________________________

(1)
Represents an adjustment to exclude depreciation and amortization of $18.4 million, amortization of above/below market leases of $1.2 million, amortization of deferred financing costs of $2.0 million and amortization of equity-based compensation of $3.8 million.

(2)	Excludes unrealized loss relating to cash payment on derivatives.

(3)
Represents an adjustment to exclude a $7.8 million net gain related to the sale of real estate investment and $2.4 million loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes.

(4)	Represents an adjustment to exclude $1.6 million of transaction costs.
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

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended June 30, 2016 (dollars in thousands):

Rental income	$33,990
Escalation income	5,908
Other revenue	46
Total property and other revenues	39,944
Properties - operating expenses	8,540
Adjustments:
Amortization and other items(1)	1,220
NOI	$32,624
___________________________________________________________

(1)	Primarily includes $1.1 million of amortization of above/below market rent.

(2)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months ended June 30, 2016 (dollars in thousands):

NOI	$32,624
Adjustments:
Interest expense	(8,691)
Other expenses	(3,007)
Depreciation and amortization	(18,404)
Unrealized gain (loss) on investments and other	(3,400)
Realized gain (loss) on investments and other	7,794
Other items	(27,443)
Net income (loss) - Real estate segment	$(20,527)
Remaining segments(i)	(13,782)
Net income (loss)	$(34,309)
________________________________________________________
(i) Represents the net income (loss) in our corporate segments to reconcile to total net income (loss).

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of June 30, 2016, a hypothetical 100 basis point increase or decrease in one-month GBP LIBOR, EURIBOR or the applicable index applied to our liabilities (and related derivatives) would result in an increase or decrease in net income of approximately $14 million annually, respectively.
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
As of June 30, 2016, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our combined consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Our properties and the rent payments under our leases for these properties are denominated predominantly in Euro and U.K. Pounds Sterling and we expect that substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the country in which the underlying property is located. Additionally, our non-recourse mortgage borrowings are denominated in the same currency as the assets securing the borrowing. A significant portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency, however we do have corporate expenses, such as our dividend, that are paid in U.S. dollar. We report our results of operations and combined consolidated financial information in the U.S. dollars. As a result, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our European business (refer to Part II. Item 1A. Risk Factors).

In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of the June 30, 2016, we have entered into foreign currency forwards with respect to the CAD per quarter which is hedged for 17 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net equity of approximately $88.8 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives (excluding Senior Notes) would result in an increase or decrease of net income of approximately $1.5 million annually, respectively.

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
Item 1A. Risk Factors
Our credit facility permits us to make significant borrowings, which restrict our ability to engage in certain activities and could require that we generate significant cash flow or access the capital markets to satisfy the payment and other obligations.
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

NSAM, the parent company of our advisor, announced that it entered into a merger agreement with Colony Capital, Inc., or Colony, and NorthStar Realty Corp., or NorthStar Realty, which could have an adverse impact on our business.
On June 2, 2016, NSAM, the parent company of our advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, providing for the combination of NSAM, NorthStar Realty and Colony, which following the effective time of the mergers, will be publicly-traded and named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our advisor and dealer manager will be subsidiaries of Colony NorthStar.
The proposed mergers may be time consuming and disruptive to NSAM’s business operations, including its service to us as our advisor and our sponsor. In addition, it may be difficult for Colony NorthStar to address integration challenges following the completion of the mergers, and the anticipated benefits of the integration of the three companies may not be realized fully or at all. These changes to our sponsor and our advisor could be disruptive to our business and operations, as we are dependent on our advisor for the management of our day-to-day affairs. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar.
The proposed mergers are subject to customary closing conditions and there can be no assurance that they will be consummated. In the event that the proposed mergers are not consummated, NSAM will have expended considerable resources but neither we nor NSAM will realize any expected benefits of the proposed mergers. In addition, if the merger transaction is consummated, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.
The United Kingdom, or U.K., vote to leave the European Union, or EU, could adversely impact our business, results of operations and financial condition.
The U.K. vote on June 23, 2016 to leave the EU, or Brexit, could adversely impact our business, results of operations and financial condition due to the resulting substantial uncertainty. Any impact of the Brexit vote depends on the terms of the U.K.’s withdrawal from the EU, which still need to be determined and could take several years to accomplish. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, in a number of ways, including:

•
All of the rent payments under our leases are denominated in Euro or U.K. Pounds Sterling. A significant portion of our operating expenses and borrowings are also transacted in local currency. We report our results of operations and consolidated financial information in U.S. dollars. As a result, to the extent we are unable to fully hedge our exchange rate exposure, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our business.

•
While we seek to mitigate the risk of fluctuations in currency exchange rates by utilizing hedging strategies to reduce the impact of exchange rates fluctuations on our income, we do not employ any hedging techniques on our Euro or U.K. Pound Sterling denominated assets, which fully exposes our asset values to exchange rate risk.

The U.K.’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for European commercial real estate. The U.K. also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the U.K. and other countries, which would negatively impact the demand for our properties located in the U.K. Additionally, we may face new regulations in the U.K. Compliance with any such regulations could be costly, negatively impacting our business, results of operations and financial condition.

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
June 1- June 30	251,548	$9.27	251,548	$52,342,862
__________________

(1)
On November 24, 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires on November 24, 2016, unless otherwise extended by our board of directors. There were no repurchases made during April and May 2016. Since announcement, we acquired 4.3 million shares for $48 million, with $52 million remaining under the authorization.

The following table sets forth all purchases made by or on behalf of any affiliated purchaser, as defined in Rule10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1- June 30(1)	246,354	$9.26	N/A	N/A
__________________

(1)	All shares purchases were open market purchases made by NSAM. There were no purchases made by affiliated purchasers during April and May 2016.
Item 4. Mine Safety Disclosures
None.

Item 6.   Exhibits

Exhibit Number		Description of Exhibit
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
4.1
Indenture, dated as of July 1, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association. (incorporated by reference to Exhibit 4.1 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on August 19, 2015)

10.1
Credit Agreement, dated May 10, 2016, by and among NorthStar Realty Europe Limited Partnership, NorthStar Realty Europe Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner

10.2	*
Second Amendment Agreement, dated June 21, 2016, by and among Geschäftshaus am Gendarmenmarkt GmbH and GMS Gebäudemanagement und Service GmbH as the Security Providers and Landesbank Hessen-Thüringen Girozentrale

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Combined Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Combined Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Combined Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and year ended December 31, 2015; (v) Combined Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Combined Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	August 5, 2016	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ SCOTT A. BERRY
Scott A. Berry
Chief Financial Officer