Form 10-Q
period 2016-09-30
NorthStar Realty Europe Corp.
filed 2016-11-10
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The Company has one class of common stock, $0.01 par value per share, 56,031,745 shares outstanding as of November 8, 2016.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	our rapid growth and relatively limited experience investing in Europe;

•	the ability of NorthStar Asset Management Group Inc., or NSAM, to scale its operations in Europe to effectively manage our company;

•	the unknown impact of the exit of the United Kingdom or one or more other countries from the European Union or the potential default of one or more counties in the European Union;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic conditions and the impact on the commercial real estate industry;

•	the effect of economic conditions on the valuation of our investments;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

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

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	the impacts on our business as a result of NSAM’s announcement that it entered into a merger agreement with Colony Capital, Inc., or Colony and NorthStar Realty Finance Corp., or NorthStar Realty;

•	restrictions on our ability to engage in certain activities and the requirement that we may be required to access capital at inopportune times as a result of our borrowings;

•	our ability to make borrowings under our credit facility;

•	the impact of adverse conditions affecting office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income, or NOI, of our properties;

•	our ability to satisfy and manage our capital requirement;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	future changes in foreign, federal, state and local tax law that may have an adverse impact on the cash flow and value of our investments;

•	our ability to effectively structure our investments in a tax efficient manner, including foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

•
potential devaluation of foreign currencies, predominately the Euro, relative to the U.S. dollar due to quantitative easing in Europe and/or other factors which could cause the U.S. dollar value of our investments to decline;

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	NSAM’s ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, each under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Operating real estate, gross	$1,723,972	$2,120,460
Less: accumulated depreciation	(57,619)	(35,303)
Operating real estate, net	1,666,353	2,085,157
Cash and cash equivalents	149,166	283,844
Restricted cash	11,393	20,871
Receivables, net of allowance of $518 and $115 as of September 30, 2016 and December 31, 2015, respectively	14,981	9,663
Unbilled rent receivable	10,258	5,869
Assets held for sale	50,323	6,094
Derivative assets, at fair value	7,346	23,792
Intangible assets, net	163,049	241,519
Other assets, net	8,890	6,241
Total assets	$2,081,759	$2,683,050
Liabilities
Mortgage and other notes payable, net	$1,233,195	$1,424,610
Senior notes, net	66,928	333,798
Accounts payable and accrued expenses	33,945	39,964
Due to related party (refer to Note 5)	3,655	3,995
Derivative liabilities, at fair value	1,881	—
Intangible liabilities, net	34,443	40,718
Liabilities held for sale	855	—
Other liabilities	43,043	42,654
Total liabilities	1,417,945	1,885,739
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,711	1,569
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 58,036,214 and 59,325,730 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	580	593
Additional paid-in capital	949,748	968,662
Retained earnings (accumulated deficit)	(288,403)	(186,246)
Accumulated other comprehensive income (loss)	(8,246)	2,560
Total NorthStar Realty Europe Corp. stockholders’ equity	653,679	785,569
Non-controlling interests	8,424	10,173
Total equity	662,103	795,742
Total liabilities and equity	$2,081,759	$2,683,050

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016(1)	2015(1)		2016(1)	2015(1)
Revenues
Rental income	$29,798	$34,072		$98,622	$63,391
Escalation income	7,828	8,106		19,825	12,531
Other revenue	149	423		899	493
Total revenues	37,775	42,601		119,346	76,415
Expenses
Properties - operating expenses	9,493	10,508		27,263	16,739
Interest expense	9,301	14,567		33,484	21,391
Transaction costs	150	21,619		2,633	109,743
Impairment losses	—	—		27,468	—
Management fee, related party(2)	3,548	—		10,548	—
Other expenses	2,848	2,533		9,579	5,332
General and administrative expenses	2,199	899		5,181	2,159
Compensation expense (refer to Note 6)	5,194	—		12,225	—
Depreciation and amortization	13,989	19,224		51,264	34,845
Total expenses	46,722	69,350		179,645	190,209
Other income (loss)
Unrealized gain (loss) on investments and other (refer to Note 10)	(5,082)	(8,951)		(20,870)	(11,353)
Realized gain (loss) on investments and other	3,914	(72)		7,283	(37)
Income (loss) before income tax benefit (expense)	(10,115)	(35,772)		(73,886)	(125,184)
Income tax benefit (expense)	(2,655)	3,840		(2,515)	15,218
Net income (loss)	(12,770)	(31,932)		(76,401)	(109,966)
Net (income) loss attributable to non-controlling interests	49	40		792	101
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(12,721)	$(31,892)		$(75,609)	$(109,865)
Earnings (loss) per share:
Basic	$(0.22)	$(0.51)	(3)	$(1.28)	$(1.74)	(3)
Diluted	$(0.22)	$(0.51)	(3)	$(1.28)	$(1.74)	(3)
Weighted average number of shares:
Basic	58,239,941	62,987,863	(3)	58,923,027	62,987,863	(3)
Diluted	58,928,421	62,987,863	(3)	59,612,985	62,987,863	(3)
Dividends per share of common stock	$0.15	$—		$0.45	$—
____________________

(1)
The consolidated financial statements for the three and nine months ended September 30, 2016 represent the Company’s results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three and nine months ended September 30, 2015 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 3); and (ii) an allocation of costs related to the Company. As a result, results of operations for the three and nine months ended September 30, 2016 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with NSAM (refer to Note 5).

(3)
Basic and diluted earnings per common share for the three and nine months ended September 30, 2015 were calculated using the common stock distributed on November 1, 2015 in connection with the Spin-off (refer to Note 7).

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(12,770)	$(31,932)	$(76,401)	$(109,966)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(4,964)	502	(10,753)	34,185
Total other comprehensive income (loss)	(4,964)	502	(10,753)	34,185
Comprehensive income (loss)	(17,734)	(31,430)	(87,154)	(75,781)
Comprehensive (income) loss attributable to non-controlling interests	(278)	(12)	739	51
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp.	$(18,012)	$(31,442)	$(86,415)	$(75,730)

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2014	—	$—	$116,982	$(33,630)	$(4,336)	$79,016	$1,058	$80,074
Net transactions with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contributions	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to Note 8)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance of common stock to directors	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	593	968,662	(186,246)	2,560	785,569	10,173	795,742
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	2,548	—	—	2,548	(2,548)	—
Amortization of equity-based compensation	—	—	9,607	—	—	9,607	1,849	11,456
Issuance of restricted stock, net of tax withholding	1,694	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(195)	—	—	(195)	—	(195)
Retirement of shares of common stock	(2,984)	(30)	(30,857)	—	—	(30,887)	—	(30,887)
Other comprehensive income (loss)	—	—	—	—	(10,806)	(10,806)	53	(10,753)
Dividends on common stock and equity-based compensation	—	—	—	(26,548)	—	(26,548)	(311)	(26,859)
Net income (loss)	—	—	—	(75,609)	—	(75,609)	(792)	(76,401)
Balance as of September 30, 2016 (unaudited)	58,036	$580	$949,748	$(288,403)	$(8,246)	$653,679	$8,424	$662,103

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(76,401)	$(109,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,264	34,845
Amortization of deferred financing costs	5,570	3,290
Amortization of equity-based compensation	11,456	—
Allowance for uncollectible accounts	425	—
Unrealized (gain) loss on investments and other	20,870	11,139
Realized (gain) loss on investments and other	(7,283)	37
Foreign currency loss on deposits included in transaction costs	—	6,402
Impairment losses	27,468	—
Amortization of capitalized above/below market leases	2,615	1,796
Straight line rental income	(6,049)	(3,477)
Deferred income taxes, net	(2,189)	(17,510)
Changes in assets and liabilities:
Restricted cash	(1,696)	(6,180)
Receivables	154	(11,125)
Other assets	2,669	(7,110)
Accounts payable and accrued expenses	(9,191)	33,493
Due to related party	(340)	—
Other liabilities	275	15,623
Net cash provided by (used in) operating activities	19,617	(48,743)
Cash flows from investing activities:
Acquisition of operating real estate	—	(1,919,184)
Improvements of operating real estate	(7,858)	(1,335)
Proceeds from sale of real estate	364,771	—
Other assets	(3,293)	—
Change in receivable	(5,027)	—
Changes in restricted cash	10,026	1,049
Net cash provided by (used in) investing activities	358,619	(1,919,470)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(190,693)	—
Borrowings from credit facility	65,000	—
Borrowings from mortgage and other notes payable	11,770	1,133,845
Repayment of credit facility	(65,000)	—
Payment of financing costs	(3,946)	(31,305)
Settlement of derivatives	(1,095)	—
Purchase of derivative instruments	(380)	(29,530)
Proceeds from issuance of Senior Notes	—	340,000
Repurchase of Senior Notes	(273,359)	—
Tax withholding related to vesting of equity-based compensation	(195)	—
Retirement of shares of common stock	(29,132)	—
Dividends	(26,859)	—
Net transactions with NorthStar Realty	—	652,512
Contributions from non-controlling interest	—	113
Distributions to non-controlling interest	(133)	—
Net cash provided by (used in) financing activities	(514,022)	2,065,635
Effect of foreign currency translation on cash and cash equivalents	1,108	(1,948)
Net increase (decrease) in cash and cash equivalents	(134,678)	95,474
Cash and cash equivalents—beginning of period	283,844	2,100
Cash and cash equivalents—end of period	$149,166	$97,574

Refer to accompanying notes to combined consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets of properties held for sale	$44,324	$13,887
Reclassification related to measurement adjustments and other	5,587	—
Reclassification of intangibles to assets of properties held for sale	2,958	—
Assumption of mortgage note payable upon acquisition	—	273,023
Reclassification of other assets to operating real estate	—	52,245
Assumption of deferred tax liabilities and corresponding goodwill	—	31,485
Reallocation to Operating Partnership	2,548	—
Retirement of shares of common stock	1,753	—
Contributions from non-controlling interests	—	1,461

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
On November 2, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”). The Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company has elected to be taxed and will continue to conduct its operations so as to qualify as a REIT for U.S. federal income tax purposes.
All references herein to the Company refer to NorthStar Realty Europe Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.
Sales Initiatives
The Company continues to concentrate on primarily office properties in Germany, the United Kingdom and France (the “Core Markets”). As a result, the Company has executed a series of sales initiatives of assets outside the Core Markets with the goal of maximizing long-term shareholder value.
Merger Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
In June 2016, the Company’s external manager, NSAM, announced that it entered into a merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”) under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform (the “Mergers”). The transaction has been approved by NSAM and NorthStar Realty’s respective board of directors, including the unanimous approval by their respective special committees and the board of directors of Colony.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of NorthStar Realty’s, Colony’s and NSAM’s respective stockholder approvals.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited combined consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the combined consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These combined consolidated financial statements should be read in conjunction with the Company’s combined consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”). The three and nine months ended September 30, 2015 are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty.
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
Historically, financial statements of the Company have not been prepared as it had not operated separately from NorthStar Realty. These combined consolidated financial statements reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to the Company upon completion of the Spin-off. The combined consolidated financial statements for the three and nine months ended September 30, 2015, represent the Company prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
The combined consolidated financial statements for the three and nine months ended September 30, 2015 include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expenses of $0.9 million and $2.2 million, respectively) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amounts of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to NSAM of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, is recorded as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statements of operations. The Company began paying management fees to NSAM on November 1, 2015 pursuant to the terms of the Company’s management agreement with NSAM (refer to Note 5).
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less and deposits held with third parties that are readily convertible to cash to be cash equivalents. Cash, including amounts restricted at certain banks and financial institutions, may at times exceed insurable amounts. The Company seeks to mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents. Cash and cash equivalents exclude escrow arrangements entered into for specific warranties in relation to the real estate sales.
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
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the combined consolidated statements of operations.

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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized into interest expense using the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the combined consolidated statements of operations.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents identified intangibles as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$90,911	$(27,552)	$63,359	$121,004	$(20,120)	$100,884
Above-market lease	39,663	(7,755)	31,908	53,236	(5,806)	47,430
Below-market ground lease	53,860	(769)	53,091	70,971	(618)	70,353
Goodwill(1)	14,691	NA	14,691	22,852	NA	22,852
Total	$199,125	$(36,076)	$163,049	$268,063	$(26,544)	$241,519

Intangible liabilities:
Below-market lease	$36,534	$(7,165)	$29,369	$40,213	$(4,490)	$35,723
Above-market ground lease	5,159	(85)	5,074	5,026	(31)	4,995
Total	$41,693	$(7,250)	$34,443	$45,239	$(4,521)	$40,718
_______________________

(1)
Represents goodwill associated with certain share-deal acquisitions of the New European Investments in exchange for the Company’s shares. The goodwill and a corresponding deferred tax liability is recorded at acquisition based on tax basis differences.

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Other assets:
Prepaid expenses	$2,856	$3,041
Deferred lease costs, net	4,146	2,007
Deferred tax assets, net	805	220
Other	1,083	973
Total	$8,890	$6,241

	September 30, 2016 (Unaudited)	December 31, 2015
Other liabilities:
Deferred tax liabilities	$15,033	$22,026
Prepaid rent and unearned revenue	10,069	10,450
Prepaid sales proceeds	8,711	—
Tenant security deposits	4,695	4,953
Prepaid service charge reimbursement	2,082	1,988
Other	2,453	3,237
Total	$43,043	$42,654

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
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the combined consolidated statements of operations.
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
Foreign Currency
Assets and liabilities denominated in a functional foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the combined consolidated statements of equity. For the three and nine months ended September 30, 2016, the Company reclassified $11.5 million and $11.9 million, respectively, of CTA to realized gain (loss) on investments and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016.
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
The Company recorded an income tax expense for the three and nine months ended September 30, 2016 of $2.7 million and $2.5 million, respectively. The Company recorded an income tax benefit for the three and nine months ended September 30, 2015 of $3.8 million and $15.2 million, respectively.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its combined consolidated statements of cash flows.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Land	$386,100	$456,703
Buildings and improvements	1,049,572	1,256,002
Building leasehold interests and improvements	224,201	334,970
Furniture, fixtures and equipment	147	218
Tenant improvements	63,952	72,567
Subtotal	1,723,972	2,120,460
Less: accumulated depreciation	(57,619)	(35,303)
Operating real estate, net	$1,666,353	$2,085,157

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of September 30, 2016 (dollars in thousands):

		Assets				Liabilities
Description(1)	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(2)	Intangible Liabilities, Net	Other Liabilities	Total(2)
Internos Portfolio	1	$11,960	$835	$—	$12,795	$—	$—	$—
IVG Portfolio	3	13,361	2,054	2,493	17,908	197	658	855
Deka Portfolio	1	19,003	617	—	19,620	—	—	—
Total	5	$44,324	$3,506	$2,493	$50,323	$197	$658	$855
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as asset deals subject to standard industry terms and conditions. The assets contributed $1.2 million and $3.9 million of revenue and a loss before income tax benefit (expense) of $0.2 million and $1.1 million for the three and nine months ended September 30, 2016.

(2)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $1.1 million.
Real Estate Sales
For the three months ended September 30, 2016, the Company sold eight predominantly non-core assets with a carrying value of $282.9 million for $299.5 million. The Company received $184.2 million of proceeds, net of sales costs and associated property debt repayments. In connection with the sales, the Company recorded a $5.0 million realized loss in the Company’s consolidated statements of operations. Certain escrow accounts are not held by the Company and are expected to be released within the next 18 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured.
For the nine months ended September 30, 2016, the Company sold 14 predominantly non-core assets with a carrying value of $336.4 million for $380.8 million. The Company received $246.3 million of proceeds, net of sales costs and associated property debt repayments. In connection with the sales, the Company recorded a $2.8 million realized gain in the Company’s consolidated statements of operations. Certain escrow accounts are not held by the Company and are expected to be released within the next 18 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the at the time of the cash receipt when collection can be reasonably assured. As of September 30, 2016, no escrow arrangements were recorded in cash and cash equivalents on the consolidated balance sheets.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Borrowings
The following table presents borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

			September 30, 2016 (Unaudited)			December 31, 2015
	Final Maturity	Contractual Interest Rate(2)	Principal Amount		Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex - Floating	Jan-20	GBP LIBOR + 1.75%(3)	$52,741		$51,794	$60,369	$59,210
U.K. Complex - Fixed	Jan-20	8.325%(3)	12,159		12,080	13,641	13,369
Internos Portfolio	Dec-20	(4)	71,294	(7)	70,548	81,494	80,528
IVG Portfolio	Dec-20	(4)	61,436	(7)	60,419	77,896	75,308
Deka Portfolio	Dec-20	(4)	39,272	(7)	38,640	43,963	44,423
SEB Portfolio	Apr-22	(5)	538,068	(7)	530,249	684,540	674,543
SEB Portfolio - Preferred	Apr-60	(6)	95,983	(7)	95,634	115,604	115,219
Trianon Tower	Jul-23	(8)	369,947		368,202	359,898	357,996
Other - Preferred	Oct-45	(9)	6,559		5,629	6,691	4,014
Total mortgage and other notes payable			1,247,459		1,233,195	1,444,096	1,424,610
Senior Notes:
Senior Notes(10)	Dec-16	4.625%	67,200		66,928	340,000	333,798
Grand Total			$1,314,659		$1,300,123	$1,784,096	$1,758,408
________________________

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

(4)
Represents cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio. Comprised of $10.9 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, $97.1 million principal amount of floating rate borrowings at EURIBOR plus 1.55%, $47.3 million principal amount of floating rate borrowings at EURIBOR plus 1.65% and $16.7 million of floating rate borrowings at GBP LIBOR plus 2.7%.

(5)	Comprised of $297.0 million principal amount of floating rate borrowing at EURIBOR plus 1.8% and $241.1 million of floating rate borrowing at GBP LIBOR plus 1.8%.

(6)
Represents preferred equity certificates with a contractual interest rate of 3.0% per annum which was reduced in July 2016 to 2.3% through May 2019, which can be prepaid at that time without penalty in part or in full, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

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

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable, the Senior Notes and the Credit Facility as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Principal amount	$1,314,659	$1,784,096
Premium (discount), net	(49)	(1,144)
Deferred financing costs, net(1)	(14,487)	(24,544)
Carrying value	$1,300,123	$1,758,408
________________

(1)	Includes $0.3 million relating to the Senior Notes.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Senior Notes
October 1 to December 31, 2016	$67,200	$—	$67,200
Years ending December 31:	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	236,902	236,902	—
Thereafter	1,010,557	1,010,557	—
Total	$1,314,659	$1,247,459	$67,200
As of September 30, 2016 the Company was in compliance with all of its financial covenants.
Senior Notes
In July 2015, the Company issued $340.0 million principal amount of 4.625% senior stock-settlable notes due December 2016 (the “Senior Notes”) for aggregate net proceeds of $331.0 million, after deducting the underwriters’ discount and other expenses. The Senior Notes are senior unsubordinated and unsecured obligations of the Company and NorthStar Realty and NorthStar Realty’s operating partnership guarantee payments on the Senior Notes. In October 2016, the Company elected to settle the remaining Senior Notes in cash at maturity.
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded in equity in net transactions with NorthStar Realty. In February 2016, the Company repurchased approximately $150.0 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, the Company repurchased approximately $80.0 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In August 2016, the Company repurchased approximately $42.3 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions.
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. In July 2016, the Credit Facility was repaid and there is no outstanding balance as of September 30, 2016. In October 2016, the Company permanently reduced the aggregate commitment under the Credit Facility to $35.0 million.
5.    Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three and nine months ended September 30, 2015.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Base Management Fee
For the three and nine months ended September 30, 2016, the Company incurred $3.5 million and $10.5 million, respectively, related to the base management fee. As of September 30, 2016, $3.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to NSAM could increase subsequent to September 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and nine months ended September 30, 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three months ended September 30, 2016, NSAM did not allocate to the Company. For the nine months ended September 30, 2016, NSAM allocated $0.1 million to the Company.
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
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 335,336 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment with NorthStar Realty or NSAM through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 44,214 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 194,422 RSUs to NSAM’s executive officers, which are subject to vesting based on the total stockholder return of NorthStar Realty for the period prior to the Spin-off and the combined total stockholder return of NorthStar Realty and the Company for the period after the Spin-off, CAD of the Company and continued employment with NorthStar Realty or NSAM over the four-year period ending December 31, 2018. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number of shares of common stock and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 281,040 restricted shares of common stock (net of forfeitures occurring through September 30, 2016) to certain of NSAM’s non-executive employees, including executive officers of the Company, with substantially similar terms to the executive awards subject to time-based vesting conditions.
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
In connection with the Spin-off, the Company issued the following related to the NorthStar Realty Equity Plans that remain outstanding as of September 30, 2016: 16,532 of restricted stock, net of forfeitures, which remain subject to vesting; 618,120 Common Units, net of forfeitures and conversions, of which 217,823 remain subject to vesting; 83,333 RSUs, which remain subject to vesting and 375,293 RSUs related to executives of NSAM only, which remain subject to vesting based on performance conditions and continued NSAM employment. On December 31, 2015, the performance hurdle for 117,472 RSUs was met pursuant to NorthStar Realty’s bonus plan for 2012 and the Company settled these RSUs on January 4, 2016. Additionally, in connection with the initial election of the independent members of the Company’s board of directors, the Company issued 17,528 restricted shares of common stock and 70,112 LTIP Units to such directors.
The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and Common Units. The balance as of September 30, 2016 represents Common Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Nine Months Ended September 30, 2016
	Restricted Stock(1)	Common Units	Total Grants	Weighted Average Grant Price
December 31, 2015	45	692	737	$24.03
New grants	1,640	—	1,640	9.28
Vesting of restricted stock	(151)	—	(151)	9.50
Forfeited or canceled grants	(2)	(4)	(6)	17.71
September 30, 2016	1,532	688	2,220	$14.14
___________________

(1)	Represents restricted stock included in common stock.
For the three and nine months ended September 30, 2016, the Company recorded $5.2 million and $12.2 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of September 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $22.5 million, provided there are no forfeitures.
In connection with the pending change in control of NSAM as a result of the Mergers, substantially all outstanding time-based equity awards issued to NSAM executives will vest in accordance with their terms. In addition, all or a portion of the outstanding performance-based awards issued to executives will vest in accordance with their terms subject to forfeiture and reduction.

7.	Stockholders’ Equity
Spin-off
In connection with the Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company’s common stock for each six shares of NorthStar Realty common stock.
Director Shares
In July 2016, the Company issued 15,368 shares of restricted common stock with a fair value at the date of grant of $0.1 million to one of its board of directors as an initial grant of equity. The stock will generally vest over three years.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2016, unless otherwise extended by the Company’s board of directors. For the three months ended September 30, 2016, the Company repurchased 2.4 million shares of its common stock for approximately $24.6 million. For the nine months ended September 30, 2016, the Company repurchased 3.0 million shares of its common stock for approximately $30.9 million. From November 2015 through September 30, 2016, the Company repurchased 6.7 million shares of its common stock for approximately $72.3 million with $27.7 million remaining under the stock repurchase plan.
Dividends
The following table presents dividends declared (on a per share basis) during the nine months ended September 30, 2016:

Common Stock
Declaration Date	Dividend Per Share
March 15	$0.15
May 10	$0.15
August 3	$0.15
Earnings Per Share
The following table presents EPS for the three and nine months ended September 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(12,721)	$(31,892)		$(75,609)	$(109,865)
Net income (loss) attributable to Unit Holders non-controlling interest	(151)	—		(851)	—
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(12,872)	$(31,892)		$(76,460)	$(109,865)
Denominator:(2)
Weighted average shares of common stock	58,240	62,988	(3)	58,923	62,988	(3)
Weighted average Unit Holders(1)	688	—		690	—
Weighted average shares of common stock and Unit Holders(2)	58,928	62,988	(3)	59,613	62,988	(3)
Earnings (loss) per share:
Basic	$(0.22)	$(0.51)	(3)	$(1.28)	$(1.74)	(3)
Diluted	$(0.22)	$(0.51)	(3)	$(1.28)	$(1.74)	(3)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of September 30, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)
Basic and diluted earnings per common share for the three and nine months ended September 30, 2015 was calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. As the Operating Partnership was formed in conjunction with the Spin-off, non-controlling interest related to Unit Holders was recognized for the year ended December 31, 2015 to retrospectively adjust for common control of the business (refer to Note 2). The issuance of additional common stock, Common Units or LTIP Units changes the percentage

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying combined consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. In connection with the formation of the Operating Partnership in November 2015, the Company recorded a non-controlling interest of $8.7 million related to Unit Holders. As of September 30, 2016, 688,232 Common Units and LTIP Units were outstanding, representing a 1.1% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2016 was a net loss of $0.2 million and $0.9 million, respectively.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder can redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity, due to the redemption option and accretes the redeemable non-controlling interest to its redemption value. For the three and nine months ended September 30, 2016 the Company recorded an immaterial amount in net (income) loss attributable to non-controlling interests to adjust the carrying value to its redemption value as of September 30, 2016.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,202,735	$7,346	$7,346	$1,583,569	$23,792	$23,792
Financial liabilities:(1)
Mortgage and other notes payable	$1,247,459	$1,233,195	$1,233,195	$1,444,096	$1,424,610	$1,424,610
Derivative liabilities	82,976	1,881	1,881	—	—	—
Senior notes	67,200	66,928	66,125	340,000	333,798	327,330
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of September 30, 2016:
Interest rate caps	5	$1,189,115	$5,421	(1)	April 2020 - July 2023
Foreign currency forwards, net(2)	2	96,596	44	N/A	November 2016 - November 2017
Total	7	$1,285,711	$5,465

As of December 31, 2015:
Interest rate caps	6	$1,429,216	$23,375	(1)	April 2016 - July 2023
Foreign currency forwards(2)	3	154,353	417	N/A	February 2016 - November 2017
Total	9	$1,583,569	$23,792
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the combined consolidated balance sheets, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	September 30, 2016	December 31, 2015
	Location
Interest rate caps	Derivative assets	$5,421	$23,375
Foreign currency forwards	Derivative assets	$1,925	$417
Foreign currency forwards	Derivative liabilities	$1,881	$—
The following table presents the effect of derivative instruments in the combined consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Amount of gain (loss) recognized in earnings:	Statements of operations location:(1)
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on investments and other	$(4,309)	$(9,576)	$(18,483)	$(7,821)
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	(581)	825	(374)	(3,428)
Net cash receipt (payment) on derivatives	Unrealized gain (loss) on investments and other	100	(214)	(1,095)	(214)
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments and gain (loss) relating to the termination of interest rate caps.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of September 30, 2016 and December 31, 2015. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2016 and December 31, 2015.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Segment Reporting
The Company currently conducts its business through the following two segments, based on how management reviews and manages its business:

•	Real Estate - The European commercial real estate business is predominantly focused on office properties. The Company acquired its first real estate investment in September 2014.

•	Corporate - The corporate segment includes corporate level interest expense, management fee and general and administrative expenses.
The following tables present segment reporting for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended September 30, 2016	Real Estate		Corporate		Total
Rental income	$29,798		$—		$29,798
Interest expense	7,132	(2)	2,169	(2)	9,301
Income (loss) before income tax benefit (expense)	3,820		(13,935)		(10,115)
Income tax benefit (expense)	(2,655)		—		(2,655)
Net income (loss)	1,165	(1)	(13,935)		(12,770)
___________________________________

(1)	Primarily relates to rental income offset by depreciation and amortization expense of $14.0 million.

(2)	Includes $0.9 million of amortization of deferred financing costs in both the real estate and corporate segments.

Statement of Operations:
Three Months Ended September 30, 2015	Real Estate		Corporate		Total
Rental income	$34,072		$—		$34,072
Interest expense	9,162		5,405		14,567
Income (loss) before income tax benefit (expense)	(29,908)	(1)	(5,864)	(2)	(35,772)
Income tax benefit (expense)	3,840		—		3,840
Net income (loss)	(26,068)		(5,864)		(31,932)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $19.2 million.

(2)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

Statement of Operations:
Nine Months Ended September 30, 2016	Real Estate		Corporate		Total
Rental income	$98,622		$—		$98,622
Interest expense	24,249	(2)	9,235	(2)	33,484
Income (loss) before income tax benefit (expense)	(27,712)		(46,174)	(3)	(73,886)
Income tax benefit (expense)	(2,515)		—		(2,515)
Net income (loss)	(30,227)	(1)	(46,174)		(76,401)
___________________________________

(1)	Primarily relates to rental income offset depreciation and amortization expense of $51.3 million.

(2)	Includes $2.6 million and $2.9 million of amortization of deferred financing costs in the real estate and corporate segments, respectively.

(3)	Includes an allocation of general and administrative expenses from NSAM of $0.1 million.

Statement of Operations:
Nine Months Ended September 30, 2015	Real Estate		Corporate		Total
Rental income	$63,391		$—		$63,391
Interest expense	15,986		5,405		21,391
Income (loss) before income tax benefit (expense)	(113,977)	(1)	(11,207)	(2)	(125,184)
Income tax benefit (expense)	15,218		—		15,218
Net income (loss)	(98,759)		(11,207)		(109,966)
___________________________________

(1)	Primarily relates to depreciation and amortization expense of $34.8 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).
The following table presents total assets by segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Total Assets	Real Estate	Corporate	Total
September 30, 2016	$2,039,102	$42,657	$2,081,759
December 31, 2015	$2,544,992	$138,058	$2,683,050

13.	Subsequent Events
Dividends
On November 2, 2016, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016.
Sales
Subsequent to September 30, 2016, the Company sold one non-core asset with a carrying value of $5.7 million for $8.7 million.
Credit Facility Reduction
In October 2016, the Company permanently reduced the aggregate commitment under the Credit Facility to $35.0 million.
Senior Note Settlement
In October 2016, the Company elected to settle the remaining Senior Notes in cash at maturity.
Share Repurchase
Subsequent to September 30, 2016, the Company repurchased 2.0 million shares of its common stock for approximately $20.5 million with $7.3 million remaining under the stock repurchase plan as of November 8, 2016. On November 3, 2016, the Company’s board of directors authorized the repurchase of up to an additional $100 million of its outstanding common stock. The authorization expires in November 2017, unless otherwise extended by the Company’s board of directors.

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
On November 2, 2015, our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “NRE.” We are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) which together with its affiliates is referred to as NSAM. Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We have elected to be taxed and will continue to conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
Sales Initiatives
We continue to concentrate on primarily office properties in Germany, the United Kingdom and France, or the Core Markets. As a result, we have executed a series of sales initiatives of assets outside the Core Markets with the goal of maximizing long-term shareholder value.
Merger Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
In June 2016, our external manager, NSAM, announced that it entered into a merger agreement with NorthStar Realty and Colony Capital, Inc., or Colony, under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform, or the Mergers. The transaction has been approved by NSAM and NorthStar Realty’s respective board of directors, including the unanimous approval by their respective special committees and the board of directors of Colony.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of NorthStar Realty’s, Colony’s and NSAM’s respective stockholder approvals.
Summary of Business
Our primary business line is European real estate. We are predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. We acquired or committed to acquire the majority of our properties in 2014.

Our Investments
The following presents a summary of our portfolio as of September 30, 2016, adjusted for sales through November 8, 2016:

		Portfolio by Geographic Location
Total portfolio, at cost(1)	$2.1 billion
Number of properties	34
Number of countries	7
Total square meters(2)	392,145
Weighted average occupancy	86%
Weighted average lease term	6.3 years

In-place rental income:(3)
Core Markets	82%
Other	18%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2016.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London, Paris and Madrid.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of September 30, 2016.
Our European Real Estate Business as of September 30, 2016, adjusted for sales through November 8, 2016, includes the following (dollars in millions):

	Acquisition					Ownership
Portfolio	Date	Primary Core Location(s)	Property Type	Cost(1)	Properties	Interest(2)
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$74	1	93%
SEB Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	959	7	95%
Internos Portfolio	Apr-15	Germany, France, Portugal	Office/Hotel/Industrial/Retail	181	8	95%
IVG Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	153	10	95%
Deka Portfolio	Apr-15	Germany	Multi-tenant office	73	5	95%
Trianon Tower	Jul-15	Germany	Multi-tenant office	640	3	95%
Total				$2,080	34
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2016.

(2)	We hold equity interests in these portfolios and are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.

The following table presents significant tenants in our portfolio, based on in-place rental income:

Significant tenants:	Industry	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
DekaBank Deutsche Girozentrale	Finance	36,524	7.7	18%
BNP PARIBAS RE	Finance	15,406	3.3	8%
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,683	3.2	6%
Deutsche Bundesbank	Finance	15,304	8.2	5%
BNP PARIBAS SA	Legal, Tax & Management Consultancy	11,235	4.6	5%
Cushman & Wakefield LLP	Legal, Tax & Management Consultancy	5,150	8.5	4%
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	9.0	3%
PAREXEL International GmbH	Public Utilities & Telecommunications	18,254	17.7	3%
Moelis & Co UK LLP	Legal, Tax & Management Consultancy	3,366	8.5	2%
Invesco UK Limited	Finance	2,043	6.6	2%
__________________

(1)	Based on contractual rentable area.
The following table presents rental concentration by geographical location for our portfolio:

Country	Number of Properties	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
Germany	13	162,402	7.2	42%
United Kingdom	5	46,521	7.3	24%
France	4	32,075	4.5	16%
Other(2)	12	151,147	4.4	18%
Total	34	392,145
__________________

(1)	Based on contractual rentable area.

(2)	Includes non-core assets in Germany, the United Kingdom and France.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our properties. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also continue to acquire investments that generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate cash available for distribution, or CAD, and net operating income, or NOI as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery during the past three years and appears to have weathered the initial impact of the U.K. decision to leave the European Union, or Brexit. In the third quarter of 2016, Gross Domestic Product, or GDP, in the European Union, or the EU, and the Euro Area grew by 1.8% and 1.6% year on year, respectively. Unemployment in the EU stands stable at 8.5% (down from 9.2% in September 2015), the lowest level recorded since February 2009.
In October 2016, the International Monetary Fund, or IMF, revised its full year 2016 GDP forecast for the Euro Area up by 0.1% to 1.7%, reflecting solid results in the second quarter of 2016 and a muted impact of the Brexit vote on the Euro Area economy in the third quarter. The 2017 Euro Area outlook has been improved to 1.5%, 0.1% above the July forecast. French GDP expanded by 0.2% in the third quarter (+0.3% above the second quarter result). The improved performance was driven by increased household and governmental spending and production growth. The U.K. economy, fueled by currency depreciation and a lower interest rate, performed better than generally expected since the Brexit vote, achieving 0.5% GDP growth in the third quarter. On November 3, 2016, the Bank of England, or BoE, released revised growth for the U.K., raising its GDP growth forecast to 2.2% (+0.2%) in 2016 and 1.4% in 2017 (+0.6%), reflecting stronger than anticipated economic performance since the Brexit referendum. There remains a high degree of uncertainty regarding the future of the U.K.'s relationship with the EU as well as its non-EU trading partners with whom it conducts trade through existing trade agreements that it accesses through its membership of the EU. The process for exiting the EU is unprecedented and likely to be protracted and it is too early to assess its potential impact on the U.K., European or global economy.

On August 4, 2016, the Bank of England announced a series of measures designed to provide support to the U.K. economy including a reduction in the interest rate from 0.50% to a new record low of 0.25% and an expansion of its quantitative easing program by £70 billion. The European Central Bank, or ECB, continues to pursue its quantitative easing program aiming to buy an average of €80 billion of corporate bonds per month and based on public statements appears ready to act further, if necessary. Based on public statements, the ECB appears open to the prospect of its asset purchase program extension (currently running through March 2017) to ensure continued momentum in the economic recovery.
Our ongoing belief in a gradual and sustained recovery in Europe is underpinned by a combination of factors that are generally conducive of economic growth including low energy prices, low interest rates, a weaker Euro and Pound Sterling as well as the prospect of further central bank intervention, if necessary. However, economic growth both globally and within the EU faces increased headwinds and remains potentially vulnerable to greater economic and geopolitical uncertainty.
European commercial real estate investment volume in the third quarter of 2016 was €52 billion. Investment volume reached €163 billion for the first three quarters of 2016, 16% below the level recorded during the same period in 2015, driven by limited supply of quality stock and general market uncertainty. The office sector, which accounted for approximately 42% of the overall 2016 investment volume, has proven relatively resilient compared to other asset classes (8% year to date decline compared to 2015). Germany surpassed the U.K. as the most active investment market during the third quarter of 2016 (€15 billion investment volume), led by strong activity in the office segment. While the U.K. investment activity rose in September 2016 (5% above September 2015 volumes), driven largely by overseas investors taking advantage of Sterling’s devaluation, total U.K. investment volume remained significantly below its 2015 level (36% drop), reflecting market uncertainty following Brexit in the run up and following the referendum.
The low interest rate environment is fueling demand from investors seeking an alternative to fixed income investments, resulting in continued downward pressure on in prime office yields. In most European office markets, these have fallen by 10-20bps in 2016, with further compression possible.
Our Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on prime office properties located in key cities within the Core Markets. These are not only the largest economies in Europe, but the largest, most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
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
In July 2015, we issued $340 million aggregate principal amount of 4.625% senior stock-settlable notes due December 2016, or the Senior Notes. We received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. Proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower, and the repayment of NorthStar Realty’s borrowings. The Senior Notes are our senior unsubordinated and unsecured obligations. NorthStar Realty’s operating partnership continues to guarantee payments on the Senior Notes subsequent to the Spin-off. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, we repurchased approximately $80 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In August 2016, we repurchased approximately $42 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In October 2016, we elected to settle the remaining Senior Notes in cash at maturity.
Attractive long-term, non-recourse, non-mark-to-market, financing continues to be available in the European markets. We predominately use floating rate financing and we seek to mitigate the risk of interest rates rising through hedging arrangements including interest rate swaps and caps.
In May 2016, we entered into a $75 million revolving credit facility with certain commercial bank lenders. In July 2016, the credit facility was repaid. In October 2016, we reduced the aggregate commitment under the revolving credit facility to $35 million.

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
Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if our estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, we consider global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in our combined consolidated statements of operations.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our combined consolidated statement of cash flows.

Results of Operations
The consolidated financial statements for the three and nine months ended September 30, 2016 represent our results of operations following the Spin-off on October 31, 2015. The combined consolidated financial statements for the three and nine months ended September 30, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, results of operations for the three and nine months ended September 30, 2016 may not be comparable to our results of operations reported for the prior period presented.
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenues
Rental income	$29,798	$34,072	$(4,274)
Escalation income	7,828	8,106	(278)
Other revenue	149	423	(274)
Total revenues	37,775	42,601	(4,826)
Expenses
Properties - operating expenses	9,493	10,508	(1,015)
Interest expense	9,301	14,567	(5,266)
Transaction costs	150	21,619	(21,469)
Management fee, related party	3,548	—	3,548
Other expenses	2,848	2,533	315
General and administrative expenses	2,199	899	1,300
Compensation expense (refer to Note 6)	5,194	—	5,194
Depreciation and amortization	13,989	19,224	(5,235)
Total expenses	46,722	69,350	(22,628)
Other income (loss)
Unrealized gain (loss) on investments and other	(5,082)	(8,951)	3,869
Realized gain (loss) on investments and other	3,914	(72)	3,986
Income (loss) before income tax benefit (expense)	(10,115)	(35,772)	25,657
Income tax benefit (expense)	(2,655)	3,840	(6,495)
Net income (loss)	$(12,770)	$(31,932)	$19,162
Revenues
Rental Income
Rental income primarily consists of rental revenue in our real estate segment. Rental income decreased $4.3 million, primarily due to disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016, net of leases signed and renegotiated for our Core Markets assets in our real estate segment.
Escalation Income
Escalation income primarily consists of tenant recoveries in our real estate segment. Escalation income decreased $0.3 million, primarily due to disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016, net of leases signed and renegotiated for our Core Markets assets in our real estate segment.
Other Revenue
Other revenue is principally related to lease cancellations in our real estate segment.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $1.0 million due to disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Interest Expense
Interest expense decreased $5.3 million due to disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment and the repayment of the Senior Notes in our corporate segment.

Transaction Costs
Transaction costs for the three months ended September 30, 2016 primarily relates to costs associated with exploring potential transactions in our real estate segment and costs related to the Mergers in our corporate segment. Transaction costs for the three months ended September 30, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other administrative related fees related to portfolio management of our real estate segment. The increase in the three months ended September 30, 2016 is due to the full quarter impact of owning the NRE European Investments.
General and Administrative Expenses
General and administrative expenses are principally incurred in our corporate segment. The three months ended September 30, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. We began to incur compensation expense upon the Spin-off in November 2015.
Depreciation and Amortization
Depreciation and amortization expense decreased related to the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The decrease in the foreign currency forwards relates to the strengthened U.S. dollar against the U.K. Pound Sterling and the Euro. The increase on the interest rate caps relates to the movement in interest rate spreads within Europe.

The following table presents a summary of unrealized gain (loss) on investments and other for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(4,309)	$—	$(4,309)	$(9,576)	$—	$(9,576)
Foreign currency forwards	—	(581)	(581)	—	825	825
Foreign currency remeasurement	(21)	(271)	(292)	14	—	14
Subtotal unrealized gain (loss)	(4,330)	(852)	(5,182)	(9,562)	825	(8,737)
Net cash payments on derivatives	—	100	100	—	(214)	(214)
Total unrealized gain (loss) on investments and other	$(4,330)	$(752)	$(5,082)	$(9,562)	$611	$(8,951)
Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Sale of real estate investments(1)	$(5,011)	$—	$(5,011)	$—	$—	$—
Foreign currency transactions(2)	11,502	—	11,502	(72)	—	(72)
Write-off of deferred financing costs	(2,302)	(275)	(2,577)	—	—	—
Total realized gain (loss)	$4,189	$(275)	$3,914	$(72)	$—	$(72)
_____________

(1)	Excludes escrow arrangements entered into for specific warranties in relation to the sales.

(2)
Includes $11.5 million relating to the reclassification of the currency translation adjustment, or CTA, from a component of accumulated OCI to realized losses due to the sale of certain real estate assets.

Income Tax Benefit (Expense)
The income tax expense for the three months ended September 30, 2016 represents a net expense of $2.7 million primarily related to the capital gain on the sale of real estate investments in our real estate segment.

Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase
	2016	2015(1)	(Decrease)
Revenues
Rental income	$98,622	$63,391	$35,231
Escalation income	19,825	12,531	7,294
Other revenue	899	493	406
Total revenues	119,346	76,415	42,931
Expenses
Properties - operating expenses	27,263	16,739	10,524
Interest expense	33,484	21,391	12,093
Transaction costs	2,633	109,743	(107,110)
Impairment losses	27,468	—	27,468
Management fee, related party	10,548	—	10,548
Other expenses	9,579	5,332	4,247
General and administrative expenses	5,181	2,159	3,022
Compensation expense (refer to Note 6)	12,225	—	12,225
Depreciation and amortization	51,264	34,845	16,419
Total expenses	179,645	190,209	(10,564)
Other income (loss)
Unrealized gain (loss) on investments and other	(20,870)	(11,353)	(9,517)
Realized gain (loss) on investments and other	7,283	(37)	7,320
Income (loss) before income tax benefit (expense)	(73,886)	(125,184)	51,298
Income tax benefit (expense)	(2,515)	15,218	(17,733)
Net income (loss)	$(76,401)	$(109,966)	$33,565
_____________

(1)	Nine months ended September 30, 2015 represents our New European Investments acquired in the second and third quarters of 2015 and the U.K. Complex portfolio acquired in the third quarter 2014.
Revenues
Rental Income
Rental income primarily consists of rental revenue in our real estate segment. Rental income increased $35.2 million, primarily attributable to our New European Investments in the second and third quarters of 2015 and new leases signed and renegotiated, net of the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Escalation Income
Escalation income primarily consists of tenant recoveries in our real estate segment. Escalation income increased $7.3 million, primarily attributable to the acquisition of our New European Investments in the second and third quarters of 2015 and new leases signed and renegotiated, net of the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Other Revenue
Other revenue is principally related to lease cancellations and insurance reimbursements in our real estate segment.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $10.5 million due to the acquisition of our New European Investments in the second and third quarters of 2015 net of the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Interest Expense
Interest expense for the nine months ended September 30, 2016 represents the interest associated with our New European Investments and the Senior Notes for the full period offset by refinancings and paydowns. Interest expense for the nine months ended September 30, 2015 represents the interest associated with our New European Investments and the Senior Notes for the partial period.

Transaction Costs
Transaction costs for the nine months ended September 30, 2016 primarily relates to costs associated with exploring potential transactions in our real estate segment and costs related to the Mergers in our corporate segment. Transaction costs for the nine months ended September 30, 2015 primarily relates to the Spin-off and costs associated with exploring potential transactions in our corporate segment.
Impairment losses
Impairment losses for the nine months ended September 30, 2016 related to impairment of one of our held-for-sale assets in our real estate segment, which sold for less than the initial carrying value subsequent to quarter ended June 30, 2016. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to NSAM in our corporate segment. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other administrative related fees related to portfolio management of our real estate segment. Other expenses increased $4.2 million due to the acquisition of our New European Investments in the second and third quarters of 2015 net of the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred in the corporate segment. The nine months ended September 30, 2016 includes an allocation from NSAM of $0.1 million. The nine months ended September 30, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. We began to incur compensation expense upon the Spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased related to the acquisition of our New European Investments in the second and third quarters of 2015 in our real estate segment net of the disposals of properties in the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio during 2016 in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The following table presents a summary of unrealized gain (loss) on investments and other for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(18,483)	$—	$(18,483)	$(7,821)	$—	$(7,821)
Foreign currency forwards	—	(374)	(374)	—	(3,428)	(3,428)
Foreign currency remeasurement	(232)	(686)	(918)	110	—	110
Subtotal unrealized gain (loss)	(18,715)	(1,060)	(19,775)	(7,711)	(3,428)	(11,139)
Net cash payments on derivatives	—	(1,095)	(1,095)	—	(214)	(214)
Total unrealized gain (loss) on investments and other	$(18,715)	$(2,155)	$(20,870)	$(7,711)	$(3,642)	$(11,353)
Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Sale of real estate investments(1)	$2,817	$—	$2,817	$—	$—	$—
Foreign currency transactions(2)	11,403	—	11,403	(37)	—	(37)
Write-off of deferred financing costs	(3,379)	(3,558)	(6,937)	—	—	—
Total realized gain (loss)	$10,841	$(3,558)	$7,283	$(37)	$—	$(37)
______________

(1)	Excludes escrow arrangements entered into for specific warranties in relation to the sales.

(2)	Includes $11.9 million relating to the reclassification of the CTA from a component of accumulated OCI to realized losses due to the sale of certain real estate assets.
Income Tax Benefit (Expense)
The income tax expense for the nine months ended September 30, 2016 represents a net expense of $2.5 million primarily related to the capital gain on the sale of real estate investments in our real estate segment.
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

In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million. In addition, in November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2016, unless otherwise extended by our board of directors. For the three months ended September 30, 2016, we repurchased 2.4 million shares of our common stock for approximately $25 million. For the nine months ended September 30, 2016, we repurchased 3 million shares of our common stock for $31 million. From November 2015 through September 30, 2016, we repurchased 7 million shares of our common stock for approximately $72 million with $28 million remaining under the stock repurchase plan. Subsequent to September 30, 2016, we repurchased 2 million shares of our common stock for approximately $21 million with $7 million remaining under the stock repurchase plan as of November 4, 2016.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses and common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of November 8, 2016 was approximately $140 million.
Senior Notes
In July 2015, we issued $340 million of Senior Notes for aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. In February 2016, we repurchased approximately $150 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, we repurchased approximately $80 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In August 2016, we repurchased approximately $42 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In October 2016, we elected to settle the remaining Senior Notes in cash at maturity.
Credit Facility
In May 2016, we entered into a $75 million revolving credit facility with certain commercial bank lenders. In July 2016, the credit facility was repaid. In October 2016, we reduced the aggregate commitment under the revolving credit facility to $35 million.
Cash Flows
The following presents a summary of our combined consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands). The combined consolidated cash flows for the nine months ended September 30, 2016 represents our cash flow following the Spin-off on October 31, 2015. The combined consolidated cash flows for the nine months ended September 30, 2015 represent: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. As a result, cash flows for the nine months ended September 30, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Nine Months Ended September 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$19,617	$(48,743)
Investing activities	358,619	(1,919,470)
Financing activities	(514,022)	2,065,635
Effect of foreign currency translation on cash and cash equivalents	1,108	(1,948)
Net increase (decrease) in cash and cash equivalents	$(134,678)	$95,474
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Net cash provided by operating activities was $19.6 million for the nine months ended September 30, 2016 compared to cash used in operating activities of $48.7 million for the nine months ended September 30, 2015. The increase was primarily related to sales offset by repayments of investments in 2016.
Net cash provided by investing activities was $358.6 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $1.9 billion for the nine months ended September 30, 2015. Cash flow provided by the nine months ended September 30, 2016 was primarily due to proceeds from the sale of real estate offset by improvements of our operating real estate. Cash flow used in for the nine months ended September 30, 2015 was due to the acquisitions of our New European Investments acquired in the second and third quarters 2015.
Net cash used in financing activities was $0.5 billion for the nine months ended September 30, 2016 compared to cash provided by financing activities of $2.1 billion for the nine months ended September 30, 2015. Cash flow used in the nine months ended September 30, 2016 was primarily due to $273.4 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $190.7 million, repayment of the credit facility of $65.0 million, retirement of shares of common stock of $29.1 million and dividend payments of $26.9 million offset by $65.0 million from the borrowing under the credit facility. Cash flow provided by for the nine months ended September 30, 2015 was due to the financing by NorthStar Realty for the acquisition of our New European Investments in 2015.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
NorthStar Asset Management Group
The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with NSAM commenced on November 1, 2015, and as such, there were no management fees incurred for the three and nine months ended September 30, 2015.
Base Management Fee
For the three and nine months ended September 30, 2016, we incurred $3.5 million and $10.5 million, respectively, related to the base management fee. The base management fee to NSAM could increase subsequent to September 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and nine months ended September 30, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three months ended September 30, 2016, NSAM did not allocate to us. For the nine months ended September 30, 2016, NSAM allocated $0.1 million to us.
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
Recent Developments
Dividends
On November 2, 2016, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016.
Sales
Subsequent to September 30, 2016, we sold one non-core asset with a carrying value of $5.7 million for $8.7 million.
Credit Facility Reduction
In October 2016, we reduced the aggregate commitment under the Credit Facility to $35 million.
Senior Note Settlement
In October 2016, we elected to settle the remaining Senior Notes in cash at maturity.

Share Repurchase
Subsequent to September 30, 2016, we repurchased 2 million shares of our common stock for approximately $21 million with $7 million remaining under the stock repurchase plan as of November 8, 2016. On November 3, 2016, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding common stock. The authorization expires in November 2017, unless otherwise extended by our board of directors.
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
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, realized gain (loss) on investments, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determined quarterly distributions to stockholders.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended September 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(12,721)
Non-controlling interests	(49)

Adjustments:
Depreciation and amortization items(1)	20,870
Impairment losses	—
Unrealized (gain) loss from fair value adjustments(2)	5,182
Realized (gain) loss on investments(3)	(3,914)
Transaction costs and other(4)	4,564
CAD	$13,932
____________________________________________________________

(1)
Represents an adjustment to exclude depreciation and amortization of $14.0 million, net amortization of above/below market leases of $(0.1) million, amortization of deferred financing costs of $1.8 million and amortization of equity-based compensation of $5.2 million.

(2)	Excludes unrealized loss relating to cash payment on derivatives.

(3)
Represents an adjustment to exclude a $5.0 million realized net loss related to the sale of real estate investment, a $11.5 million realized net gain related to foreign currency transactions, a $0.3 million realized loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and a $2.3 million realized loss related to the write-off of the deferred financing costs associated with the repayment of our mortgage and other note payables.

(4)	Represents an adjustment to exclude $0.3 million of transaction costs and $4.3 million of taxes associated with the capital gain tax on the sale of real estate investments.
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

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended September 30, 2016 (dollars in thousands):

Rental income	$29,798
Escalation income	7,828
Other revenue	149
Total property and other revenues	37,775
Properties - operating expenses	9,493
Adjustments:
Amortization and other items(1)	166
NOI	$28,448
___________________________________________________________

(1)	Primarily includes $0.1 million of amortization of above/below market rent.

(2)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months ended September 30, 2016 (dollars in thousands):

NOI	$28,448
Adjustments:
Interest expense	(7,132)
Other expenses	(2,850)
Depreciation and amortization	(13,989)
Unrealized gain (loss) on investments and other	(4,330)
Realized gain (loss) on investments and other	4,190
Income tax benefit (expense)	(2,655)
Other items	(517)
Net income (loss) - Real estate segment	$1,165
Remaining segments(i)	(13,935)
Net income (loss)	$(12,770)
________________________________________________________

(i)	Represents the net income (loss) in our corporate segment to reconcile to total net income (loss).

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of September 30, 2016, a hypothetical 100 basis point increase or decrease in one-month GBP LIBOR, EURIBOR or the applicable index applied to our liabilities (and related derivatives) would result in an increase or decrease in net income of approximately $12 million annually, respectively.
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
As of September 30, 2016, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our combined consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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

In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of the September 30, 2016, we have entered into foreign currency forwards with respect to the CAD per quarter which is hedged for 14 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net equity of approximately $81.2 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives (excluding Senior Notes) would result in an increase or decrease of net income of approximately $1.2 million annually, respectively.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.
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

Item 2. Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
August 1- August 31	957,244	$9.80	957,244	$42,963,411
September 1- September 30	1,432,470	$10.64	1,432,470	$27,728,625
__________________

(1)
On November 24, 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires on November 24, 2016, unless otherwise extended by our board of directors. There were no repurchases made during July 2016. Since announcement, we acquired 6.7 million shares for $72 million, with $28 million remaining under the authorization.

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
4.1
Indenture, dated as of July 1, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association. (incorporated by reference to Exhibit 4.1 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on August 19, 2015)

10.1
Credit Agreement, dated May 10, 2016, by and among NorthStar Realty Europe Limited Partnership, NorthStar Realty Europe Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.2
Second Amendment Agreement, dated June 21, 2016, by and among Geschäftshaus am Gendarmenmarkt GmbH and GMS Gebäudemanagement und Service GmbH as the Security Providers and Landesbank Hessen-Thüringen Girozentrale (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.3	*
Letter Amendment dated October 12, 2016 to amended the Credit Agreement, dated May 10, 2016, by and among NorthStar Realty Europe Limited Partnership, NorthStar Realty Europe Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Combined Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Combined Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Combined Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Combined Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015; (v) Combined Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Combined Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	November 10, 2016	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ SCOTT A. BERRY
Scott A. Berry
Chief Financial Officer