Form 10-K
period 2016-12-31
NorthStar Realty Europe Corp.
filed 2017-03-15
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, was $544,292,209. As of March 9, 2017, the registrant had issued and outstanding 54,903,050 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	the effect of the Mergers (as defined in Item 1. Business) on our business;

•	the ability of Colony NorthStar Inc., or CLNS, to scale its operations in Europe to effectively manage our company;

•
the unknown impact of the exit of the United Kingdom, or Brexit, or one or more other countries from the European Union, or EU, or the potential default of one or more countries in the EU or the potential break-up of the EU;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic geopolitical conditions and the impact on the commercial real estate industry;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•	the effect of increased activist stockholders and stockholder activism generally;

•
the effects of being an externally-managed company, including our reliance on CLNS and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by CLNS among us and CLNS’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with CLNS;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•	restrictions on our ability to engage in certain activities and the requirement that we may be required to access capital at inopportune times as a result of our borrowings;

•	our ability to make borrowings under our credit facility;

•	the impact of adverse conditions affecting office properties;

•	illiquidity of properties in our portfolio;

•	our ability to realize current and expected return over the life of our investments;

•	tenant defaults or bankruptcy;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of terrorism or hostilities involving Europe;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution, or CAD, and net operating income, or NOI, of our properties;

•	our ability to satisfy and manage our capital requirements;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	changes in European, international and domestic laws or regulations governing various aspects of our business;

•	our ability to effectively structure our investments in a tax efficient manner, including foreign, federal, state and local tax purposes;

•	the impact that a rise in future interest rates may have on our floating rate financing;

•
potential devaluation of foreign currencies, predominately the Euro and U.K. Pound Sterling, relative to the U.S. dollar due to quantitative easing in Europe, Brexit and/or other factors which could cause the U.S. dollar value of our investments to decline;

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	CLNS’ ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

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

•
the historical consolidated financial statements included in this Annual Report on Form 10-K not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flow would have been had we operated as an independent public company during the periods presented;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 13. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc. for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Merger, NSAM changed its name to Colony NorthStar, Inc.
Overview
NorthStar Realty Europe Corp., a publicly-traded real estate investment trust, or REIT, is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Realty Europe Corp., a Maryland corporation, or the Spin-off.
Upon completion of the Spin-off, NorthStar contributed: (i) its business activities related to the launch of the European real estate business and the acquisition of a multi-tenant office complex located in the United Kingdom, or the U.K. Complex, acquired on September 16, 2014, or the Acquisition Date, referred to as the NorthStar Europe Predecessor; (ii) other European real estate portfolios acquired in the second and third quarters of 2015 primarily comprised of multi-tenant office properties, or the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, our common stock began trading on the New York Stock Exchange, or the NYSE, under the symbol “NRE.” We are externally managed and advised by an affiliate of our Manager. Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We have elected to be taxed and will continue to conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Significant Developments
Sales Initiatives
In 2016, we announced a strategy to focus on prime office properties located in key cities within Germany, the United Kingdom and France, or our Core Market. As a result, we undertook a sales initiative, selling 22 properties as of March 1, 2017 and realizing $380 million of net proceeds. Consequently, we no longer operate in Belgium, Italy or Sweden. In 2017, we expect to continue executing on our sales initiatives primarily with the goal of maximizing long-term stockholder value.
Senior Notes
In July 2015, we issued $340 million aggregate principal amount of 4.625% senior stock-settlable notes due December 2016, or the Senior Notes. In 2016, we repurchased approximately $272.3 million of the Senior Notes and settled the remaining amount in cash at maturity.
Mergers Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, our external manager, NorthStar Asset Management Group Inc., or NSAM, completed a tri-party merger with NorthStar Realty and Colony Capital, Inc., or Colony, under which the companies combined in an all-stock merger, or the Mergers, of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar Inc., or Colony NorthStar or CLNS, (NYSE: CLNS). Colony NorthStar is a leading global equity REIT with an embedded investment management platform.

Our Investments
The following presents a summary of our portfolio as of December 31, 2016, adjusted for sales through March 1, 2017:

		Portfolio by Geographic Location
		2016(4)	2015
Total portfolio, at cost(1)	$2.0 billion
Number of properties	30
Number of countries	6
Total square meters(2)	367,078
Weighted average occupancy	84%
Weighted average lease term	6.2 years
In-place rental income:(3)
Core Markets	83%
Other	17%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of December 31, 2016.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of December 31, 2016.

(4)	Excludes revenue from Belgium, Italy and Sweden in which we no longer operate due to asset sales.

Our European Real Estate Business as of December 31, 2016, adjusted for sales through March 1, 2017, includes the following (dollars in millions):

Portfolio	Acquisition Date	Primary Location(s)	Property Type	Cost(1)	Properties	Ownership Interest
U.K. Complex	Sept-14	United Kingdom	Multi-tenant office	$72	1	93%
SEB Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	922	7	95%	(2)
Internos Portfolio	Apr-15	Germany, France	Office/Hotel/Industrial/Retail	160	7	95%	(2)
IVG Portfolio	Apr-15	Germany, United Kingdom, France	Multi-tenant office	128	9	95%	(2)
Deka Portfolio	Apr-15	Germany	Multi-tenant office	58	3	95%	(2)
Trianon Tower	Jul-15	Germany	Multi-tenant office	611	3	95%	(2)
Total				$1,951	30
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of December 31, 2016.

(2)	We hold equity interests in these portfolios and are entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.
The following table presents the sales activity from inception through March 1, 2017 (dollars in thousands):

Location	Properties	Carrying Value(5)	Sales Price(3)	Net Proceeds	Realized Gain (Loss)(4)
Germany	3	$16,066	$23,040	$22,413	$6,347
France	1	22,316	30,986	30,668	8,352
Other(1)(2)	18	311,251	334,225	327,372	16,121
Total	22	$349,633	$388,251	$380,453	$30,820
__________________

(1)	Includes the sale of one non-core asset in February 2017.

(2)	Includes sales of assets in Portugal, Netherlands, Belgium and Sweden and assets outside our Core Market in Germany and the United Kingdom.

(3)	Net of associated property debt repayments.

(4)	Translated to the U.S. dollar using the average currency exchange rate for the year ended December 31, 2016.

(5)	Includes certain net assets of the company where we sold the underlying asset.

The following table presents significant tenants in our portfolio, based on in-place rental income as of December 31, 2016:

Significant tenants:	Industry	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income
DekaBank Deutsche Girozentrale	Finance	36,301	7.4	19%
BNP PARIBAS RE	Finance	15,406	3.1	8%
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,684	2.9	6%
Deutsche Bundesbank	Finance	15,304	8.0	5%
BNP PARIBAS SA	Finance	11,235	4.3	5%
Cushman & Wakefield LLP	Legal, Tax & Management Consultancy	5,150	8.3	5%
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	8.7	4%
PAREXEL International GmbH	Public Utilities & Telecommunications	18,254	17.5	3%
Moelis & Co UK LLP	Legal, Tax & Management Consultancy	3,366	8.3	3%
Invesco UK Limited	Finance	2,043	6.4	2%
__________________

(1)	Based on contractual rentable area.
The following table presents rental concentration by geographical location for our portfolio from inception through March 1, 2017:

Country	Number of Properties	Square Meters(1)	Weighted Average Lease Term (in years)	Percentage of In-Place Rental Income(3)
Germany	11	154,293	7.6	41%
United Kingdom	5	46,520	7.1	26%
France	4	32,075	4.3	16%
Other(2)	10	134,190	3.5	17%
Total	30	367,078		100%
__________________

(1)	Based on contractual rentable area.

(2)	Includes assets in Portugal, Netherlands and Spain and assets outside our Core Market in Germany, the United Kingdom and France.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of December 31, 2016.
Investing Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on prime office properties located in key cities within our Core Markets. Our Core Markets are not only the largest economies in Europe, but are the most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
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
In May 2016, we entered into a $75 million revolving credit facility with certain commercial bank lenders with an initial one year term. In October 2016, we reduced the aggregate commitment under the revolving credit facility to $35 million.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.

Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes, we closely monitor our portfolio and actively seek to manage risks associated with, among other things, our assets, interest rates and foreign exchange rates. In addition, the audit committee of our board of directors, in consultation with management, will periodically review our policies with respect to risk assessment and risk management, including key risks to which we are subject, such as credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of our board of directors maintains oversight of financial reporting risk matters.
Underwriting
Prior to making any equity investments, our underwriting team, in conjunction with third-party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to seek to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business issues surrounding such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.
During the underwriting process, we review the following data, including, but not limited to: property financial data including historic and budgeted financial statements, liquidity and capital expenditure plans, property operating metrics (including occupancy, leasing activity, lease expirations, sales information, tenant credit review, tenant delinquency reports, operating expense efficiency and property management efficiency) and local real estate market conditions including vacancy rates, absorption, new supply, rent levels and comparable sale transactions, as applicable.
In addition to evaluating the merits of any particular proposed investment, we evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
Portfolio Management
Our Manager performs portfolio management services on our behalf. In addition, we rely on the services of local third-party service providers. The comprehensive portfolio management process includes day-to-day oversight by the portfolio management team, regular management meetings and a quarterly investment review process. These processes are designed to enable management to evaluate and proactively identify investment-specific issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all potential issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific investments; therefore, potential future losses may also stem from investments that are not identified during these investment reviews.
Our Manager uses many methods to actively manage our risks to seek to preserve our income and capital, which includes our ability to manage our investments and our tenants in a manner that preserves cost and income and minimizes credit losses that could decrease income and portfolio value. Frequent re-underwriting, dialogue with tenants/partners and regular inspections of our properties have proven to be an effective process for identifying issues early. Monitoring tenant creditworthiness is an important component of our portfolio management process, which may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. During the quarterly portfolio review, or more frequently as necessary, investments may be put on highly-monitored status and identified for possible asset impairment based upon several factors, including missed or late contractual payments, tenant rating downgrades (where applicable) and other data that may indicate a potential issue in our ability to recover our invested capital from an investment.
We may need to make unplanned capital expenditures in connection with changes in laws and governmental regulations in relation to real estate. Where properties are being repositioned or refurbished, we may be exposed to unforeseen changes in scope to budgeted capital expenditures.
Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes, and in order to maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

Interest Rate and Foreign Currency Hedging
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we may mitigate the risk of interest rate volatility through the use of hedging instruments, such as interest rate swap agreements and interest rate cap agreements. The goal of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets.
In addition, because we are exposed to foreign currency exchange rate fluctuations, we employ foreign currency risk management strategies, including the use of, among others, currency hedges, and matched currency financing.
We can provide no assurances, however, that our efforts to manage interest rate and foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.
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
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with the year ended December 31, 2015 upon filing our initial U.S. federal income tax. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate U.S. federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to continue to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to tax in foreign jurisdictions in which we operate or own property and state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income.
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
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition and results of operations or prospects.
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
Tenancy Law for Commercial Properties. German tenancy laws for commercial properties generally provide landlords and tenants with far-reaching discretion in how they structure lease agreements and use general terms and conditions. Certain legal restrictions apply with regard to the strict written form requirements regarding the lease agreement and any addenda thereto, transfer of operating costs and maintenance costs, cosmetic repairs and final decorative repairs. Lease agreements with a term of more than one year must be executed in writing or are deemed to have been concluded for an indefinite period. As a consequence, and regardless of the contractually agreed lease term, such lease agreements can then be terminated by the lessor or the lessee at the end of one year turning over the leased property to the lessee at the earliest, and on the third working day of a calendar quarter to the end of the following calendar quarter thereafter. Subject to certain exceptions, operating costs of commercial tenancies may be apportioned to the tenants if the lease agreement stipulates explicitly and specifically which operating costs shall be borne by the tenant. Responsibility for maintenance and repair costs may be transferred to tenants, except for the full cost transfer of maintenance and repair costs for roof, structures and areas used by several tenants in general terms and conditions. Expenses for cosmetic repairs (Schönheitsreparaturen) may, in principle, be allocated to tenants, provided that the obligation to carry out ongoing cosmetic repairs is not combined with an undertaking to perform initial and/or final decorative repairs. German law considers standardized terms to be invalid if they are not clear and comprehensive or if they are disproportionate and provide an unreasonable disadvantage for the other party. For example, clauses allocating decorative repair costs and ancillary costs have been subject to extensive case law in Germany.
Regulation Relating to Environmental Damage and Contamination
The portion of our commercial real estate portfolio located in Germany is subject to various rules and regulations relating to the remediation of environmental damage and contamination.
Soil Contamination. Pursuant to the German Federal Soil Protection Act (Bundesbodenschutzgesetz), the responsibility for residual pollution and harmful changes to soil, or Contamination, lies with, among others, the perpetrator of the Contamination, such perpetrator’s universal successor, the current owner of the property, the party in actual control of the property and, if the title was transferred after March 1999, the previous owner of the property if such owner knew or should have known about the Contamination, or the Liable Persons. The Liable Person that carried out the remediation work may claim indemnification on a pro rata basis from the other Liable Persons. Independently, from the aforementioned liability, civil law liability for Contaminations can arise from contractual warranty provisions or statutory law.
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

Competition
We are subject to increased competition in seeking investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, insurance companies, commercial and investment banking firms, private equity funds, sovereign wealth funds and other investors. Some of these competitors, including other REITS and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.
Employees
We are externally managed by our Manager and do not have our own employees.
Available Information and Corporate Governance
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, compensation and nominating and corporate governance committees of the board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.
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

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The commercial real estate industry has been and may continue to be adversely affected by economic conditions and geopolitical events in Europe, the United States, China and elsewhere.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon global economic conditions and geopolitical events in Europe, the United States, China and elsewhere. Concerns over global economic conditions, energy and commodity prices, geopolitical events, acts of war and terrorism, inflation, deflation, divergent central bank policy making, foreign exchange rates, the durability of the Euro as a currency, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.K. vote on June 23, 2016 to leave the European Union, or Brexit, the rise of protectionism and populism in the United States and Europe, and weak consumer confidence in many markets continue to contribute to increased economic uncertainty for the global economy. These factors, combined with the volatile prices of oil and declining business and consumer confidence in certain markets could precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability, the risk of maturing commercial real estate debt that may have difficulties being refinanced, and divergent central bank policy making, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse economic conditions in the commercial real estate industry, geopolitical events, acts of war or terrorism could harm our business and financial condition by, among other factors, reducing the value of our properties, limiting our access to debt and equity capital, impairing our ability to obtain new financing or refinance existing obligations and otherwise negatively impacting our operations.
Liquidity in the capital markets is essential to our business.
Liquidity is essential to our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including a lack of access to capital or prohibitively high costs of obtaining or replacing capital, both within the United States and abroad. We depend on external financing to fund the growth of our business mainly because one of the requirements of the Internal Revenue Code for a REIT is that we distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity and debt investments in us. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term or short-term financial prospects or the prospects for REITs and the commercial real estate market generally. Sufficient funding or capital may not be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business and may have difficulty maintaining liquidity and making distributions to our stockholders, which would have a negative impact on the market price of our common stock. For information about our available sources of funds, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K and the notes to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2016, we had $1.1 billion of borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	require us to maintain minimum unrestricted cash;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	require us to maintain a borrowing base of assets;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to our stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default or fail to meet certain coverage tests, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity, post additional collateral, sell assets to generate cash at inopportune times, subject our assets to foreclosure and/or require us to seek protection under bankruptcy laws.
Continuing concerns regarding European debt, market perceptions concerning the instability and suitability of the Euro as a single currency, recent volatility and price movements in the rate of exchange between the U.S. dollar and the Euro could adversely affect our business, results of operations and financing.
Concerns persist regarding the debt burden of certain Euro Area countries and their potential inability to meet their future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances in individual Euro Area countries, Brexit and recent declines and volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Euro Area countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
Furthermore, market concerns about economic growth in the Euro Area relative to the United States and speculation surrounding the potential impact on the Euro of a possible Greek or other country sovereign default and/or exit from the Euro Area as well as the resurgence of distress in certain Euro Area banking sectors, such as Italy, may continue to exert downward pressure on the rate of exchange between the U.S. dollar and the Euro, which may adversely affect our results of operations and our ability to obtain financing.
The U.K. vote to leave the European Union, or EU, could adversely impact our business, results of operations and financial condition.
Brexit, could adversely impact our business, results of operations and financial condition due to the resulting substantial uncertainty. Any impact of the Brexit vote depends on the terms of the U.K.’s withdrawal from the EU, which still need to be determined and could take several years to accomplish. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. The strengthening of the U.S. dollar relative to the U.K. Pound Sterling may adversely affect our results of operations, in a number of ways, including:

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

The U.K.’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for European commercial real estate. The U.K. also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the U.K. and other countries, which would negatively impact the demand for our properties located in the U.K. Additionally, we may face new regulations in the U.K. Compliance with any such regulations could be costly, negatively impacting our business, results of operations and financial condition. Further, the U.K.’s withdrawal from the EU could include changes to the U.K.’s border and immigration policy, which could negatively impact our Manager’s ability to recruit and retain employees from outside the U.K.
Risks Related to Our Manager
Our ability to achieve our investment objectives and to pay distributions to our stockholders depends in substantial part upon the performance of our manager.
We rely upon our Manager to manage our day-to-day operations and our investments. Our ability to achieve our investment objectives and grow our business is dependent upon the performance of our Manager in the acquisition or disposition of investments, the determination of financing arrangements and the management of our investments and operation of our day-to-day activities under the supervision of, and subject to the policies and guidelines established by, our board of directors. If our manager performs poorly and as a result is unable to manage our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.
Our Manager faces risks different from those previously faced by NSAM, Colony and NorthStar Realty, which may affect its management of our company.
The business of our Manager differs from that of NSAM, Colony and NorthStar Realty, and, accordingly, the results of operations and financial condition of our Manager may be affected by factors different from those that affected NSAM’s, Colony’s or NorthStar Realty’s results of operations and financial condition prior to the Mergers, and such new factors may create new or increased risks in operations of our Manager and consequently, adversely affect the management of our company. Examples of new or increased risks our Manager faces, which may impact the management of our company, include:

•
a large increase in the amount of assets under management and a diversification of types of assets under management, which may create risks related to scaling and combining of the platforms necessary to effectively manage the combined assets of the managed entities and strategic ventures;

•	additional conflicts between and among the managed entities, strategic ventures and the other clients of our Manager, which may not be resolved in our favor;

•	certain managed entities or strategic vehicles may compete for investment opportunities allocated by our Manager and may adversely impact the extent of opportunities allocated to us; and

•
our Manager’s larger and newly combined team of management and employees may require time to become fully effective and may not be able to achieve its anticipated synergies, which may impact the management of our company.

Service providers to whom our Manager may delegate certain asset management functions may also be strained by our growth or the growth of their other clients. Our Manager, or its service providers, may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations. Further, during periods of economic retraction, our Manager, or its service providers, may be incented to reduce its personnel and costs, which could have an adverse effect on us.
Our Manager will be subject to business uncertainties and certain operation restrictions following the Mergers.
Uncertainty about the effect of the Mergers on employees, clients and business of our Manager may have an adverse effect on our Manager and subsequently, the managed entities, strategic vehicles and us following the Mergers. These uncertainties could disrupt our Manager’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with our Manager to seek to change existing business relationships, cease doing business with our Manager or cause potential new clients to delay doing business with our Manager. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with our Manager. As a result of the foregoing, management of our company may be adversely affected.

Any adverse changes in our Manager’s financial health, the public perception of our Manager or our relationship with our Manager could hinder our operating performance and adversely affect our financial condition and results of operations.
Because our Manager is a publicly-traded company, any negative reaction by the stock market reflected in the price of its securities or deterioration in the public perception of our Manager could result in an adverse effect on its ability to manage our portfolio, including acquiring or disposing of assets and obtaining financing from third parties on favorable terms or at all. Our Manager depends upon the management and other fees and reimbursement of costs that it receives from us and our Manager’s other managed companies in connection with the acquisition, management and sale of properties to conduct its operations. Any adverse changes in the financial condition of our Manager or our relationship with our Manager could hinder our Manager’s ability to successfully support our business, which could have a material adverse effect on our financial condition and results of operations.
Failure of our Manager to effectively perform its obligations to us, including under the management agreement, could have an adverse effect on our business and performance.
We have engaged our Manager to provide asset management and other services to us pursuant to a management agreement. Our ability to achieve our investment and business objectives and to make distributions to our stockholders depends in substantial part upon the performance of our Manager and its ability to provide us with asset management and other services. We are also dependent on other third party service providers to whom our Manager has delegated various responsibilities or engaged on our behalf. If for any reason our Manager or any other service provider is unable to perform such services at the level we require, our ability to replace our Manager or any other service providers is limited under the terms of our management agreement. For example, even if we were able to terminate our management agreement with our Manager, alternate service providers may not be readily available on acceptable terms or at all, which could adversely affect our performance and materially harm our ability to execute our business plan.
Our ability to terminate our management agreement with our Manager is very limited.
Our management agreement with our Manager is only terminable by us for cause. We are unable to terminate our management agreement for any other reason, including if our Manager performs poorly or is unable to manage our company successfully. The term “cause” is limited to specific circumstances set forth in the management agreement. Termination for unsatisfactory financial performance does not constitute “cause” under our management agreement. In addition, we are contractually committed to our Manager’s management for an initial term of approximately 20 years from October 2015, with automatic renewal terms thereafter. These provisions increase our risk that our Manager may not perform well and our business could suffer. If our Manager’s performance as our manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement, the market price of our common stock could suffer.
Substantially all of the fees payable to our Manager are payable regardless of the performance or size of our portfolio and may fail to appropriately incentivize our Manager when managing our portfolio.
We pay our Manager an annual base management fee regardless of the performance or size of our portfolio. Consequently, we may be required to pay our Manager significant base management fees despite dispositions of assets, repurchases of our common stock or experiencing a net loss or a decline in the value of our portfolio. This in turn could harm both our ability to make distributions to our stockholders and the market price of our common stock.
Our Manager’s entitlement to compensation regardless of our performance could reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio, particularly if other management agreements to which our Manager is a party have a performance-based fee structure. In addition, our Manager has the ability to earn incentive fees each quarter based on our CAD, which may create an incentive for our Manager to invest in investments with higher yield potential, that are generally riskier or more speculative, or sell an investment prematurely for a gain and pay down borrowings, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. Furthermore, the compensation payable to our Manager will increase as a result of future issuances of our equity securities, even if the issuances are dilutive to existing stockholders. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect our ability to make distributions to our stockholders and the market price of our common stock.
The fees we pay to our Manager in connection with the acquisition and management of our investments pursuant to our management agreement were not determined on an arm’s length basis; therefore, we did not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees we pay to our Manager for services it provides to us pursuant to the management agreement were not determined on an arm’s length basis. As a result, the fees are determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

In addition to the management fees we pay to our Manager, we reimburse our Manager for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Manager, which costs and expenses may be substantial.
We pay our Manager substantial fees for the services it provides to us and we also have an obligation to reimburse our Manager for costs and expenses it may incur and pay on our behalf. Subject to certain limitations and exceptions, we reimburse our Manager for both direct expenses as well as indirect costs, including a portion of our Manager’s personnel and employment costs. The costs and expenses our Manager incurs on our behalf, including the compensatory costs incurred by our Manager and its affiliates, may be substantial. There are conflicts of interest that could arise when our Manager makes allocation determinations. For the year ended December 31, 2016, our Manager allocated $0.2 million of expense to us. In addition, we are required to issue equity awards to our Manager employees at our Manager’s request under the terms of our management agreement. For the year ended December 31, 2016, our Manager granted $17.9 million in the aggregate in our equity awards to its employees, including to employees who serve as our executive officers. Our Manager could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
There are conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with our Manager, its affiliates, managed entities and strategic ventures. In particular, we expect to compete for investment opportunities directly with other companies and/or accounts that our Manager or its strategic or joint venture partners manage. Our Manager and certain of our Manager’s managed companies, along with companies, funds and vehicles that are subject to a strategic relationship between our Manager and its strategic or joint venture partners (which we refer to collectively as strategic vehicles), may have investment mandates and objectives that target the same investments as us.
In addition, our Manager may have additional managed companies or strategic vehicles that will compete directly with us for investment opportunities in the future. We adopted an investment allocation policy with our Manager that is intended to ensure that investments are allocated fairly and appropriately among us, our Manager, and our Manager’s other managed companies or strategic vehicles over time, but there is no assurance that our Manager will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Manager may consider include, among other factors, the following:

•	investment objectives, strategy and criteria;

•	cash requirements and amount of funds available;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the investment to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of our Manager’s managed company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a strategic vehicle has received a special allocation (as defined in the investment allocation policy).
If, after consideration of the relevant factors, our Manager determines that an investment is equally suitable for us and one of its managed companies or strategic vehicles, the investment will be allocated among each of the applicable entities, including us, on a rotating basis. Our Manager’s new clients, including us, will be initially added at the end of the rotation. If, after an investment has been allocated to us or any other entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Manager, more appropriate for a different entity to fund the investment, our Manager may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Manager may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities. In addition, our Manager may sponsor additional managed companies or strategic vehicles in the future and, in connection with the creation of such managed companies or strategic vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Manager or us, thereby reducing the number of investment opportunities available to us.
In addition, under this policy, our Manager’s investment professionals may consider the investment objectives and anticipated pipeline of future investments of its managed companies or strategic vehicles. The decision of how any potential investment should be allocated among us and one of our Manager’s managed companies or strategic vehicles for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Manager. Pursuant to the investment allocation policy, our Manager may choose to allocate favorable investments to its other managed companies instead of to us. Our investment allocation policy with our Manager could produce unfavorable results for us that could harm our business.
Our Manager also has acquired and may in the future acquire additional interests in third parties, such as management firms that manage certain of our properties, which may cause its interests to differ from ours. Our Manager may also encourage our use of third party service providers, including those in which our Manager owns an interest, for which we pay a fee. In addition, we may enter into principal transactions or cross transactions with our Manager’s other managed companies or strategic vehicles. In certain transactions our Manager may receive a fee from the managed company. There is no guaranty that any such transactions will be favorable to us. Because our interests and our Manager’s interests may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when our Manager makes expense allocation determinations, as well as in connection with any fees payable between us and our Manager.  These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Manager’s failure to allocate and pay certain fees and costs to us appropriately.
Our Manager’s professionals who perform services for us face competing demands relating to their time and conflicts of interests relating to performing services on our behalf, which may cause our operations to suffer.
We rely on our Manager’s professionals to perform services related to the operation of our business. Our Manager professionals performing services for us also perform services for our Manager’s other managed companies or strategic vehicles. As a result of their interests in our Manager, other managed companies and the fact that they engage in other business activities on behalf of others, these individuals may face conflicts of interest in allocating their time among us, our Manager and other managed companies or strategic vehicles and other business activities in which they are involved. In addition, certain management personnel performing services on behalf of our Manager own equity interests in our Manager or other managed companies and our Manager may grant additional equity interests in our Manager or other managed companies to such persons in connection with their continued services. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders or to maintain or increase the value of our portfolio.
Further, at times when there are turbulent conditions in the real estate markets or distress in the credit markets or other times when we will need focused support and assistance from our Manager, our Manager’s other managed companies or strategic vehicles may likewise require greater focus and attention, placing our Manager’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if our Manager did not act as a manager for other entities.
Our executive officers are employees of our Manager and face conflicts of interest related to their positions and interests in our Manager, which could hinder our ability to implement our business strategy.
Our executive officers are employees of our Manager and provide services to us solely in such capacity pursuant to our Manager’s obligations to us under the management agreement. We do not have employment agreements with any of our executive officers. If the management agreement with our Manager were to be terminated, we would lose the services of all our executive officers and other our Manager investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Manager, such individual would also no longer serve as one of our executive officers. Our Manager is an independent contractor and controls the activities of its employees, including our executive officers. Our executive officers therefore owe duties to our Manager and its stockholders, which may from time-to-time conflict with the duties they owe to us and our stockholders. In addition, our executive officers may also own equity in our Manager or its other managed companies. As a result, the loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities.
Both our board of directors and our Manager’s board of directors have adopted, and will likely in the future adopt, certain incentive plans to create incentives that will allow us and our Manager to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock or our Manager’s common stock and any decline in our stock price may result in us or our Manager being unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require our Manager or us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
We may not realize the anticipated benefits of our manager’s strategic partnerships and joint ventures.
Our Manager may enter into strategic partnerships and joint ventures to further its own interests or the interests of its managed companies, including us. Our Manager may not be able to realize the anticipated benefits of these strategic partnerships and joint ventures. These strategic partnerships and/or joint ventures may also subject our Manager and its managed companies, including us, to additional risks and uncertainties, as our Manager and its managed companies, including us, may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, control and personnel that are not under our Manager’s control. In addition, where our Manager does not have a controlling interest, it may not be able to take actions that are in our best interests due to a lack of full control. Furthermore, to the extent that our Manager’s partners provide services to us, certain conflicts of interests may exist. Moreover, disagreements or disputes between our Manager and its partners could result in litigation, which could potentially distract our Manager from our business.
Our Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.
Our Manager is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. Our board of directors may also make modifications to our investment guidelines from time to time as it deems appropriate. In addition, in conducting periodic reviews or modifying our investment guidelines, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager on our behalf may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has flexibility within the broad parameters of our investment guidelines in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.
Our Manager’s liability is limited under the management agreement and we have agreed to indemnify our Manager against all liabilities incurred in accordance with and pursuant to the management agreement.
We have entered into a management agreement with our Manager, which governs our relationship with our Manager. Our Manager maintains a fiduciary relationship with us. Under the terms of the management agreement, and subject to applicable law, our Manager, its directors, officers, employees, partners, managers, members, controlling persons, and any other person or entity affiliated with our Manager are not liable to us or our subsidiaries for acts taken or omitted to be taken in accordance with and pursuant to the management agreement, except those resulting from acts of willful misfeasance or bad faith in the performance of our Manager’s duties under the management agreement. In addition, subject to applicable law, we have agreed to indemnify our Manager and each of its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with our Manager from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our Manager’s performance of its duties or obligations under the management agreement or otherwise as our manager, except where attributable to acts of willful misfeasance or bad faith in the performance of our Manager’s duties under the management agreement.
Our Manager is subject to extensive regulation as an investment adviser and/or fund manager, which could adversely affect its ability to manage our business.
Certain of our Manager’s affiliates, including our manager, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Manager’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or in any foreign jurisdictions where it is registered, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
Our Manager must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Risks Related to Our Investments
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and asset values. Any economic slowdown or recession, most particularly affecting the jurisdictions in which we own properties, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Any of the foregoing could significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.
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
While we are primarily focused on investing in office properties within Germany, the United Kingdom, and France, we have no established investment criteria limiting the particular country or region, industry concentration or investment type of our investments. If our investments are concentrated in a particular country or region or property type that experiences adverse economic conditions, our investments may lose value and we may experience losses.
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
All of our investments are located within Europe, primarily within Germany, the United Kingdom and France.

Our investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States. We and our Manager may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result. These risks include:

•
governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	translation and transaction risks related to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation, deflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•	our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources be subject to foreign taxes and withholding taxes;

•	lack of uniform accounting standards (including availability of information in accordance with accounting principles generally accepted in the United States, or U.S. GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of collateral.
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
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses.
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
Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the tenant may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our indebtedness. We may also need to fund capital expenditures and other significant expenses for our investments in excess of those projected at the time of our underwriting because of, among other reasons, inaccurate or incomplete technical advice from our advisors at the time of underwriting that results in greater than expected expenditures.
We could also determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and these funding obligations could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations, which could result in material losses.
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
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults.” In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if losses are incurred that are not covered by the limited warranties. If we experience losses that are not recoverable under the limited warranties provided by a seller, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders. In addition, we may be further limited in our ability to enforce against breaches of certain representations and warranties granted in the purchase and sale agreement beyond a very limited period of time or at all where a seller is in financial distress or where the seller of a property we purchase is a liquidating fund or funds after our purchase of the property.
We may be required to indemnify purchasers of our assets against certain liabilities and obligations, which may affect our returns on dispositions.
We may be required to enter into real estate purchase and sale agreements with warranties, representations and indemnifications, which may expose us to liabilities and obligations following dispositions of our assets. Despite our efforts, we may fail to identify all liabilities, which may materially impair the anticipated returns on any dispositions. Further, we may be forced to incur unexpected significant expense in connection with such liabilities and obligations, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
We may also enter into leases that are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for single tenant properties or our properties that are primarily leased to one tenant, such as certain of our French and Dutch properties in the SEB portfolio and the Trianon Tower, lease expirations may impact our ability to comply with financial covenants under our borrowings. As a result, we could be subject to a sudden and material change in value of our portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to comply with or obtain relief from our financial covenants under the borrowings related to, or cross-collateralized with, the properties that are subject to these leases.
We may not be able to relet or renew leases at our properties on favorable terms, or at all.
The ability to relet or renew leases underlying our properties may be negatively impacted by challenging economic conditions in general or challenging market conditions in a particular region or asset class. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. We may be receiving above market rental rates in certain instances at our properties, which may decrease upon renewal. Any such decrease could adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’ ability to make rent payments in accordance with the contractual terms of their leases and could lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to our stockholders.

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
We depend on our tenants to manage their day-to-day business operations in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. We may not be able to find suitable tenants to lease our properties, and the ability of our tenants to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant to meet its obligations to us. Tenants who are having trouble with their cash flow are more likely to expose our properties to liens and other risks to our investments. In addition, we may have trouble recovering from tenants who are insolvent or in financial distress. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants. In addition, to the extent we seek to replace a tenant following a default we may incur substantial delays and expenses. Further, we may be required to fund certain expenses and obligations to preserve the value of our properties while they are being marketed to secure a new tenant. Once a suitable tenant is located, it may still take an extended period of time before the replacement tenant takes possession of the property. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
We may become responsible for unexpected capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.
We may be responsible under local law of certain jurisdictions in which we own property for unexpected capital improvements. In France, the legal distribution of charges between us and the tenant may be contractually set out. However, certain French law makes it mandatory for us, as owners of the real properties, for leases entered into or renewed on or after November 3, 2014, to incur expenditures for major repairs, in particular those related to the obsolescence of the properties and those required to meet changing legal regulation. French law may also force us to pay certain taxes. These expenditures, which cannot be contractually transferred to the tenant, could have a material adverse effect on our business if they exceed our expectations.
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
Furthermore, although tenants are generally responsible for capital improvement expenditures under typical net lease structures applicable in the United Kingdom, it is possible that a tenant may not be able to fulfill its obligations to keep a property in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the property may decline, which would negatively impact the overall value of the affected property. We may be forced to incur unexpected significant expense to maintain our properties, even those that are subject to net leases. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Commercial leases are heavily regulated in some countries in which we operate. In France, the contractual conditions applying to commercial leases duration, renewal, rent and rent indexation are considered matters of public policy, and as such are heavily regulated to protect the tenant. The minimum duration of a commercial lease is nine years. The tenant has the right to terminate the lease at the end of every three-year period, unless contractually agreed otherwise; the tenant also has a right of renewal of the lease upon termination of the lease’s initial period.
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
In Germany, fixed-term lease agreements with a term exceeding one year can be terminated prior to their contractually agreed expiration date if certain formal requirements are not complied with. These include the requirement that there would be a document that contains all the material terms of the lease agreement, including all attachments and addenda and the signatures of all parties thereto. While the details of the applicable formal requirements are assessed differently by various German courts, most courts agree that such requirements are, in principle, strict. If any of our lease agreements would not satisfy the strict written form requirements, the respective lease agreement could be deemed to have been concluded for an indefinite term. Consequently, such lease agreement could be terminated one year after handover of the respective property to the tenant at the earliest, and at the beginning of a calendar quarter to the end of the following calendar quarter thereafter, which may result in a significantly shorter term of the lease. As a result, some of our tenants might attempt to invoke alleged non-compliance with these formal requirements in order to procure an early termination of their lease agreements or a renegotiation of the terms of such lease agreements to our disadvantage.
Moreover, we rely on certain standardized contractual general terms and conditions in Germany. As a general rule, standardized terms are regarded to be invalid under German law if they are not clear and comprehensive or if they are disproportionate and provide an unreasonable disadvantage for the other party. It is impossible to fully avoid risks arising from the use of standardized contractual terms because of the frequency of changes that are made to the legal framework and particularly court decisions relating to general terms and conditions of business. Even in the case of contracts prepared with legal advice, problems of this nature cannot be fully prevented, either from the outset or in the future due to subsequent changes in the legal framework, particularly case law, making it impossible for us to avoid the ensuing legal disadvantages. Such developments could lead to claims being brought against us or us being forced to bear costs that we had expected to be borne by our tenants (e.g., decorative repair costs during the lease term and at lease-end, the allocation of ancillary costs).
Furthermore, our lease terms in Germany typically include an annual indexation that is linked to the consumer price index for Germany (Verbraucherpreisindex für Deutschland (CPI)), which is calculated monthly by the German Federal Statistical Office (Statistisches Bundesamt). In accordance with applicable German law, these clauses provide not only for upward adjustments but also for downward adjustments tied to changes in the CPI. Consequently, rental proceeds may decrease if the macroeconomic environment worsens and hence consumer prices decline. Furthermore, rent adjustments from indexation will generally only be triggered if certain thresholds of the CPI are met or exceeded, when compared to the index level at the beginning of the lease or the previous rent adjustment. Consequently, we cannot freely raise rents of ongoing leases in Germany.

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
Under various international and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us, and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our tenants, as owner of a site, may be liable to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, any such tenant may not be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
We may make investments that involve property types and structures with which we have less familiarity, thereby increasing our risk of loss.
We may determine to invest in property types with which we have limited or no prior experience. When investing in property types with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these investments could require additional management time and attention relative to investments with which we are more familiar. All of these factors increase our risk of loss.
We may dispose of properties that no longer meet our strategic plans. If the proceeds of our dispositions are not what we expect, or if we cannot effectively and timely deploy the proceeds from a disposal, there could be an adverse effect on our results of operations and our ability to make distributions to our stockholders.
We may dispose of properties that no longer meet our strategic plans. We then intend to use the proceeds generated from any potential disposition to acquire additional properties that meet the requirements of our strategic plans. We may not be able to dispose of properties for the amounts of proceeds we expect, or at all. In addition, if we are able to dispose of those properties, we may not be able to use the capital in a timely or more efficient manner. As such, we may not be able to adequately time any decrease in revenues from the sale of properties with a corresponding increase in revenues associated with the acquisition of new properties. The failure to dispose of properties, or to timely and more efficiently apply the proceeds from any disposition of properties to attractive acquisition opportunities could have an adverse effect on our results of operations and our ability to make distributions to our stockholders.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we may not obtain insurance unless we are required to do so by our mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash available for distribution to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We use a variety of financing sources, including mortgage notes, credit facilities and other term borrowings, as well as preferred equity. For example, as of March 1, 2017, we had $1.1 billion of borrowings outstanding.
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
Our interest rate risk sensitive assets, liabilities and related derivatives are generally held for non-trading purposes. Based on our current portfolio, a hypothetical increase to the interest rate caps in the applicable benchmark (EURIBOR and GBP LIBOR) applied to our floating-rate liabilities and related derivatives would result in an increase in net interest expense of approximately $8.0 million.
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
As of December 31, 2016, our real estate portfolio had $1.1 billion of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to our stockholders and to repay all maturing borrowings. This may entitle secured creditors to exercise their rights under their credit documentation which may include an acceleration of their claims and a foreclosure of security. The rights of creditors on foreclosure will be jurisdiction specific, but in the United Kingdom, for example, this may include the appointment of a receiver pursuant to the Law of Property Act 1925 who will be entitled to take possession and control of the relevant secured properties subject to the mortgage and to exercise a power of sale of a property in order discharge the secured indebtedness. This creates a risk that the proceeds will be insufficient to provide us with any equity in those properties. Alternatively, the secured creditors may have the right to appoint an administrator with respect to the property investments situated in the United Kingdom. An administrator is an officer of the court who will take possession, custody and control of the relevant company’s assets and undertaking and to exercise legislative powers that include a power of sale. The appointment of an administrator may similarly create a risk that the proceeds of realization of our assets in an administration will be insufficient to provide us with any equity in those properties or surplus proceeds.
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
Refer to the below risk factor “- Risks Related to Regulatory Matters and Our REIT Tax Status - The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities” for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.

Risks Related to Our Company
We may be subject to the actions of activist stockholders.
We may be the subject of increased activity by activist stockholders and stockholder activism generally is increasing. Responding to stockholder activism can be costly and time-consuming, create conflicts with our manager, disrupt our operations and divert the attention of our manager from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected.
Failure of NorthStar Realty to effectively perform its obligations to us could have an adverse effect on our business and performance.
In connection with the Spin-off, we entered into a separation agreement and various other agreements with NorthStar Realty. These agreements govern our relationship with NorthStar Realty and generally provide that all liabilities and obligations attributable to periods prior to the Spin-off. We and NorthStar Realty agreed to provide each other with indemnities with respect to liabilities arising out of the period after the Spin-off. We rely on NorthStar Realty to perform its obligations under these agreements. Following the Mergers, NorthStar Realty is a subsidiary of our Manager. Any such failure could lead to a decline or other adverse effects to our operating results and could harm our ability to execute our business plan.
If our ability to issue equity awards is limited, we may be in breach of our management agreement with our Manager and it could impact our Manager’s ability to retain key employees.
We are required to issue equity awards to our Manager employees at our Manager’s request under the terms of our management agreement. We may at times have limited availability under our incentive plan to issue equity awards to these employees. We may seek stockholder approval for additional equity awards and there is no assurance stockholders would grant such approval. To the extent we do not have sufficient equity awards available, we may have to compensate these employees using cash. Because CAD excludes equity-based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on CAD and reduce our liquidity position.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a European commercial real estate company, our business is highly dependent on information technology systems, including systems provided by our Manager and third parties over which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
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

We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items. We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items, including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other (excluding accelerated amortization related to sales of investments); impairment on depreciable property; non-recurring bad debt expense; acquisition gains or losses; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise.
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
CAD and NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as indicators of operating performance. In addition, our methodology for calculating CAD and NOI involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies. For example, our calculation of CAD per share will not take into account any potential dilution from any Senior Notes or restricted stock units subject to performance metrics not yet achieved.
We believe that disclosing EPRA NAV, a non-GAAP measure used by other European real estate companies, helps investors compare our balance sheet to other European real estate companies; however, EPRA NAV should not be considered as an alternative to net assets determined in accordance with U.S. GAAP as a measure of our asset values.
As our entire portfolio is based in Europe, our management calculates European Public Real Estate Association net asset value, or EPRA NAV, a non-GAAP measure, to compare our balance sheet to other European real estate companies and believes that disclosing EPRA NAV provides investors with a meaningful measure of our net asset value. We calculate EPRA NAV based on the EPRA best practices recommendations which may be different from how other European real estate companies calculate EPRA NAV. EPRA NAV makes adjustments to net assets as determined in accordance with U.S. GAAP in order to provide our stockholders a measure of fair value of our assets and liabilities with a long-term investment strategy. This performance measure excludes assets and liabilities that are not expected to materialize in normal circumstances. EPRA NAV includes the revaluation of investment properties and excludes the fair value of financial instruments that we intend to hold to maturity, deferred tax and goodwill that resulted from deferred tax. All other assets, including real property and investments reported at cost are adjusted to fair value based upon an independent third party valuation conducted in December and June of each year. This measure should not be considered as an alternative to measuring our net assets in accordance with U.S. GAAP.
We believe that disclosing EPRA Net Initial Yield, or EPRA NIY, a non-GAAP measure used by other European real estate companies, helps investors compare annualized rental income yield to other European real estate companies; however, EPRA NIY should not be considered as an alternative to EBITDA determined in accordance with U.S. GAAP as a measure of our asset’s operating performance.
As our entire portfolio is based in Europe, our management calculates EPRA NIY, a non-GAAP measure, to compare our annualized rental income yield to other European real estate companies and believes that disclosing EPRA NIY provides investors with a meaningful measure of our asset’s operating performance. We calculate EPRA NIY based on the EPRA best practices recommendations. EPRA NIY makes is calculated as the annualized rental income based on the cash rents passing at the balance sheet date, less non-recoverable property operating expenses, divided by the gross market value of the property. This measure should not be considered as an alternative to measuring our asset’s operating performance in accordance with U.S. GAAP.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. In addition, the value of the assets in our portfolio may differ from our estimates. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
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
There can be no assurance that we will continue to repurchase our common stock or that we will repurchase stock at favorable prices.
Our board of directors has approved a stock repurchase program and may approve additional repurchase programs in the future. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements, our results of operations, financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all. Further, stock repurchases result in increased leverage, which increases the risk of loss associated with our business.
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

Pursuant to the Maryland Business Combination Act, our board of directors will exempt any business combinations between us and any person, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Additionally, our board of directors has exempted any business combinations between us and our Manager, any of its affiliates or any of their sponsored or other managed companies. Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
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
We do not believe that we are an “investment company” under the Investment Company Act because we are not, and we do not hold ourselves out, as being engaged primarily in the business of investing, reinvesting or trading in securities, and thus we do not fall within the definition of investment company provided in Section 3(a)(1)(A) of the Investment Company Act. Instead, we are in the business of commercial real estate. In addition, we satisfy the 40% test provided in Section 3(a)(1)(C) of the Investment Company Act. This test, described in more detail under “Business-Regulation-Policies Related to the Investment Company Act” below, provides that issuers that own or propose to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets are investment companies. Because of the nature of our assets, we do not expect to own investment securities. Instead, we own commercial real estate through our wholly-owned and majority-owned subsidiaries. Thus, we seek to conduct our operations so that we will not be deemed an investment company under the Investment Company Act. If we were to be deemed an investment company, however, either because of SEC interpretation changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We believe that our organization and method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2015, and we intend to continue to operate in a manner so as to continue to qualify as a REIT. However, we cannot assure you that we will remain qualified as a REIT. Our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.
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
We comply with local tax rules, regulations, tax authority rulings and international tax treaties in structuring our investments. Should changes occur to these rules, regulations, rulings or treaties, the amount of taxes we pay with respect to our investments may increase.
If, in order to meet the REIT distribution requirement, we must repatriate cash from various European jurisdictions at a higher level than planned, we could be subject to additional taxes in such European jurisdictions.
As discussed above, we comply with local tax rules, regulations, tax authority rulings and international tax treaties in structuring our investments. Our tax treatment under such rules, regulations, rulings and treaties may be dependent, in part, on the timing, amount and level of ownership from which we repatriate cash from European jurisdictions. If, in order to meet the REIT distribution requirement, we must repatriate cash from those jurisdictions at certain times and in certain amounts we could be subject to additional taxes in such European jurisdictions.
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
We must also ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, personal property leased in connection with the real property to the extent the rents attributable to such property are treated as “rents from real property,” and debt instruments issued by “publicly offered REITs” (i.e. REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. Lastly, no more than 25% of the value of our total securities can be represented by debt instruments of “publicly offered REITs” to the extent such debt instruments are not secured by real property or interests in real property.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law: (i) any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets; (ii) any transaction entered into primarily to manage the risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain); and (iii) any transaction entered into to “offset” a transaction described in clause (i) or (ii) if a portion of the hedged indebtedness is extinguished, or the related property is disposed of, will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. Beginning with our 2016 and subsequent taxable years, any transaction entered into in the normal course of our trade or business primarily to manage interest rate risk or price changes with respect to any previous hedging transaction with respect to which the related borrowing or obligation has been extinguished will also not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into and to satisfy other identification requirements in order to be treated as a qualified hedging transaction. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.
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
Legislative or regulatory tax changes could adversely affect us or our stockholders.
At any time, the U.S. federal income tax laws and the tax laws in the various jurisdictions in which we operate can change. Laws and rules governing REITs, the taxation of our investments in various jurisdictions in which we operate or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We have made and intend to continue to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
Non-U.S. stockholders will generally be subject to U.S. federal withholding tax on dividends received from us at a 30% rate, subject to reduction under an applicable treaty or a statutory exemption under the Internal Revenue Code. Although such withholding taxes may be creditable in such non-U.S. stockholder’s resident jurisdiction, for many such non-U.S. stockholders, investment in a REIT that invests principally in non-U.S. real property may trigger additional tax costs compared to a direct investment in such assets which would generally not subject such non-U.S. stockholders to U.S. federal withholding taxes.
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
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. To comply with this statute, we will be required, following the loss of our status as an emerging growth company to document and test our internal controls procedures. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties are part of our real estate segment and are described under Item 1. “Business - Our Investments.” The following table presents information with respect to our real estate investments as of December 31, 2016 (dollars in thousands):

Location	Rentable square meters(1)	Percentage Leased	Number of Buildings		Lease Expiration Date(2)	Gross Carrying Value(3)(4)	Borrowings(4)
Germany
Frankfurt	75,356	87%	4		Mar-24	$553,432	$355,957
Hamburg	34,293	84%	2		Jan-21	101,602	68,423
Berlin	30,539	100%	3		Sep-31	73,131	42,961
Köln	10,622	85%	1		Aug-21	28,770	16,394
Other	16,859	80%	4	(7)	Mar-26	18,178	8,819
Subtotal Germany	167,669		14			775,113	492,554
United Kingdom
London West End	10,447	100%	1		Jan-24	172,333	126,330
London City	11,312	99%	1		Mar-25	132,362	99,767
London (Other)	24,762	98%	3		Nov-22	64,427	71,716
Other	3,168	100%	1		Feb-21	8,701	4,512
Subtotal United Kingdom	49,689		6			377,823	302,325
France
Paris (Office)	32,075	100%	4		Apr-21	263,534	159,495
Paris (Logistics)	59,095	45%	1		Mar-17	43,107	19,521
Subtotal France	91,170		5			306,641	179,016
Netherlands
Rotterdam	37,827	100%	1		Dec-19	140,435	75,885
Other	12,374	57%	2	(8)	Feb-25	7,448	4,138
Subtotal Netherlands	50,201		3			147,883	80,023
Spain
Madrid	4,025	100%	1		Feb-20	6,111	—
Portugal
Lisbon	4,324	65%	1		Jan-19	11,122	—
Albufeira	11,150	100%	1	(5)	Feb-27	12,877	—
Subtotal Portugal	15,474		2			23,999	—
Total	378,228		31			$1,637,570	$1,053,918	(6)
______________________

(1)	Based on contractual rentable area.

(2)	Based on initial term and represents the weighted average lease term if more than one lease.

(3)
Represents operating real estate before accumulated depreciation and excludes purchase price allocations related to net intangible and other assets and liabilities as of December 31, 2016. Refer to Note 3. “Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(4)	Represents the carrying value which are translated using the exchange rate as of December 31, 2016 for all properties.

(5)	Includes one asset classified as held for sale and sold in February 2017 for $23.6 million.
(6)    Excludes preferred equity certificates of $95.2 million.
(7)    Includes one asset classified as held for sale with a carrying value of $4.8 million.
(8)    Includes one asset classified as held for sale with a carrying value of $5.0 million.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information
Our common stock is listed on the NYSE under the symbol “NRE.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and our dividends declared on common stock, on a per share basis with respect to the periods indicated:

Period	Declaration Date	High	Low	Close	Dividends Per Share
2016
Fourth Quarter(1)	March 8, 2017	$13.04	$9.39	$12.57	$0.15
Third Quarter	November 1, 2016	$11.30	$8.50	$10.95	$0.15
Second Quarter	August 3, 2016	$12.17	$8.71	$9.25	$0.15
First Quarter	May 10, 2016	$11.93	$7.81	$11.60	$0.15
2015
Fourth Quarter	March 15, 2016	$16.00	$9.50	$11.81	$0.15
Third Quarter(2)	November 23, 2015	$—	$—	$—	$0.15
____________________

(1)
On March 8, 2017, we declared a dividend of $0.15 per share of common stock. This dividend is expected to be paid on March 24, 2017 to stockholders of record as of the close of business on March 20, 2017.

(2)
On November 2, 2015, our common stock began trading on the NYSE under the symbol “NRE”. On November 23, 2015, we declared our first dividend of $0.15 per share on common stock for the three months ended September 30, 2015.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On March 9, 2017, the closing sales price for our common stock, as reported on the NYSE, was $11.64. As of March 9 2017, there were 3,596 record holders of our common stock and 54,903,050 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information
Refer to Part III, Item 12. “Equity Compensation Plan Information” for information regarding securities authorized for issuance under equity compensation plans.
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
In connection with the issuance of the Senior Notes, we issued $340 million aggregate principal amount of the notes. The net proceeds from the offering were approximately $331 million, after deducting the initial purchasers’ discount of $1.7 million and offering expenses of $6.8 million. Deutsche Bank Securities Inc., Wells Fargo Securities Inc. and Citigroup Inc. served as the initial purchasers in the offering. The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. As of December 31, 2016, there is no outstanding balance on the Senior Notes.

Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases made by us of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1-October 31	1,481,386	$10.40	1,481,386	$12,325,060
November 1-November 30	1,196,942	$10.30	1,196,942	$—
__________________

(1)	On November 24, 2015, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization was fulfilled on November 24, 2016.

On November 2, 2016, our board of directors authorized the repurchase of up to an additional $100 million of our outstanding common stock. The authorization expires in November 2017, unless otherwise extended by our board of directors. There were no repurchases made during November and December 2016 under the new repurchase plan.
Purchases of Equity Securities by Affiliated Purchasers
None.

Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical consolidated information presented for the four years ended December 31, 2016 relates to our operations and has been derived from our audited consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form S-11/A (SEC No. 333-205440) filed with the SEC on October 9, 2015.

•	The consolidated financial statements for the year ended December 31, 2016 represents our results of operations following the Spin-off and the first full year of activity as a stand-alone company.

•
The consolidated financial statements for the year ended December 31, 2015 represents: (i) our results of operations following the Spin-off which represents two months of activity as a stand-alone company; and (ii) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015.

•
The combined consolidated financial statements for the period from January 1, 2014 to September 15, 2014 represents (i) the Prior Owner Period results of operations, which represents the ownership period of a third party (refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy”); and (ii) an allocation of costs related to the launch of the European Real Estate Business. The combined consolidated financial statements for the period from September 16, 2014 to December 31, 2014 represents: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us.

•
The combined consolidated financial statements for the year ended December 31, 2013 represents: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European Real Estate Business.

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2016	2015	2014	2014	2013
	(Dollars in thousands, except per share and dividend data)
Operating Data:
Rental income	$124,321	$101,023	$1,740	$4,455	$6,300
Escalation income	25,173	18,822	982	2,707	3,569
Total expenses	226,166	258,002	35,332	13,569	12,163
Net income (loss)	(62,502)	(144,143)	(33,906)	(3,007)	1,633
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	(61,753)	(143,136)	(33,630)	(3,007)	1,633
Earnings (loss) per share:
Basic	$(1.07)	$(2.30)	$(0.53)	$(0.05)	$0.03
Diluted	$(1.07)	$(2.30)	$(0.53)	$(0.05)	$0.03
Dividends per share of common stock	$0.60	$0.30	N/A	N/A	N/A

	NorthStar Europe Period			Prior Owner Period
	December 31,			December 31,
	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$66,308	$283,844	$2,100	$1,350
Operating real estate, net	1,550,847	2,085,157	54,896	59,201
Total assets	1,845,392	2,683,050	160,271	90,951
Total borrowings	1,149,119	1,758,408	75,910	47,895
Total liabilities	1,243,875	1,885,739	80,197	67,367
Redeemable non-controlling interest	1,610	1,569	—	—
Total equity	599,907	795,742	80,074	23,584

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2016	2015	2014	2014	2013
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$28,130	$(50,180)	$(34,222)	$(2,681)	$7,245
Investing activities	391,624	(1,900,532)	(149,403)	(2,307)	(7,263)
Financing activities	(630,856)	2,231,566	188,408	(46)	(656)
Effect of foreign currency translation on cash and cash equivalents	(6,434)	890	(2,683)	3,722	545
CAD for the three months and year ended December 31, 2016 was $9.9 million and $52.1 million, respectively. NOI for the three months and year ended December 31, 2016 was $23.9 million and $119.1 million, respectively. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for details on the calculation of CAD and NOI including a reconciliation of CAD to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I. Item 1A “Risk Factors” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc. for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Merger, NSAM changed its name to Colony NorthStar, Inc.
Introduction
NorthStar Realty Europe Corp., a publicly-traded REIT, is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Europe, a Maryland corporation, or the Spin-off.
Upon completion of the Spin-off, NorthStar Realty contributed: (i) its business activities related to the U.K. Complex, acquired on September 16, 2014; (ii) the New European Investments; and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, our common stock began trading on the NYSE under the symbol “NRE.” We are externally managed and advised by an affiliate of our Manager. Substantially all of our assets, directly or indirectly, are held by, and we conduct our operations, directly or indirectly, through our Operating Partnership. We have elected to be taxed and will continue to conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Significant Developments
Sales Initiatives
In 2016, we announced a strategy to focus on prime office properties located in key cities within Germany, the United Kingdom and France. As a result, we undertook a sales initiative, selling 22 properties as of March 1, 2017 and realizing $380 million of net proceeds. Consequently, we no longer operate in Belgium, Italy or Sweden. In 2017, we expect to continue executing on our sales initiatives primarily with the goal of maximizing long-term stockholder value.
Senior Notes
In 2016, we repurchased approximately $272.3 million of the Senior Notes and settled the remaining Senior Notes in cash at maturity.
Mergers Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, our external manager, NSAM completed a tri-party merger with NorthStar Realty and Colony under which the companies combined in an all-stock merger of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. Colony NorthStar is a leading global equity REIT with an embedded investment management platform.

Summary of Business
Our primary business line is European real estate. We are predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. The following table presents a summary of assets acquired and sold for the years ended December 31, 2016, 2015 and 2014 and the period from January 1, 2017 to March 1, 2017:

	Germany	United Kingdom	France	Other	Total
Acquired
2014(1)	—	1	—	—	1
2015	14	4	5	28	51
2016	—	—	—	—	—
2017	—	—	—	—	—
Subtotal	14	5	5	28	52
Sold
2014	—	—	—	—	—
2015	—	—	—	3	3
2016	3	—	1	14	18
2017	—	—	—	1	1
Subtotal	3	—	1	18	22
Total	11	5	4	10	30
__________________

(1)	We committed to acquire the majority of our properties in 2014.

Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income generated by our properties. Our income is primarily derived through the difference between the revenue and the operating and financing costs of our investments. We may also continue to acquire investments that generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate cash available for distribution, or CAD, and net operating income, or NOI as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy concluded another positive year of growth in 2016. Fourth quarter Gross Domestic Product, or GDP, in the European Union, or the EU, and the Euro Area grew by 1.9% and 1.7% year on year, respectively. This represented the fourteenth consecutive quarter of growth in the Eurozone which outpaced the U.S. economy in 2016. In December of 2016, the European Central Bank, or ECB, extended its quantitative easing program until the end of 2017 while reducing the average volume of asset purchases from €80 billion to €60 billion per month from April 2017. The monetary stimulus provided by the ECB appears to be having the desired effect of encouraging companies and households to borrow and increase expenditure.
In February 2017, the European Commission, or EC, revised its 2017 GDP forecast for the Euro Area up by 0.1% to 1.6% with growth expected to continue to be driven primarily by domestic demand. The 2018 Euro Area outlook has also been revised upwards to 1.8%, 0.1% above the November 2016 forecast. Inflation in the EU has begun to rise since the end of 2016 and is expected to rise from 0.3% in 2016 to 1.8% in 2017.
Unemployment in the EU continued to fall, reaching 8.1% in January 2017 (down from 8.9% a year earlier), the lowest level recorded since January 2009. The EC predicts a continued improvement in the labor market in 2017 and 2018.
The German economy strengthened further in 2016, with GDP growth of 1.9% (an increase of 0.2% compared to 2015), driven by a combination of private consumption and resilient exports fueled by a weaker Euro. The EC forecasts that Germany will maintain this momentum through 2017 and 2018, resulting in projected GDP growth of 1.6% and 1.8%, respectively. The French economy grew by 1.2% in 2016 (0.1% lower compared to 2015) and is expected to reach 1.4% and 1.7% in 2017 and 2018, respectively. The U.K. economy has performed better than generally expected since the EU referendum in June 2016, achieving 0.6% GDP growth in the fourth quarter and 2.0% growth year on year in 2016. This has likely been fueled by a combination of depreciation in the value of U.K. Pound Sterling, an increase in the Bank of England’s, or BOE’s, quantitative easing program by £70 billion and the reduction in the interest rate to 0.25%. In light of this stronger than anticipated performance, the EC recently improved its U.K. growth outlook for 2017 by 0.5% to 1.5%. However, there remains a high degree of uncertainty regarding the future of the U.K.’s relationship with the EU as well as its non-EU trading partners as the process of exiting the EU evolves.

Beyond the U.K., upcoming elections in countries including the Netherlands, France and Germany have the potential to exacerbate the level of geopolitical uncertainty that currently exists within Europe and globally. While we continue to remain positive regarding the prospects for the region, the outcome of these events as well as the financial health of certain peripheral countries such as Greece, Italy and Portugal - including the health of their respective banking sectors and high levels of public debt - pose a potential risk to the stability of the region and its future economic growth prospects.
Despite a strong fourth quarter (€87 billion investment volume, a 5% year-on-year increase), total European commercial real estate investment volume remained 10% below its 2015 level, reaching €251 billion in 2016. However, this was driven by a sharp decline in U.K. investment volume. Overall investment volume across Europe, excluding the U.K., actually grew by 5% year on year, continuing to reflect strong demand from investors. The office sector, which accounted for approximately 43% of overall 2016 investment volume, proved relatively resilient in 2016, showing only a 5% annual decline in volume (including the U.K.).
Quarter on quarter investment activity rose by 26% in the U.K. during the fourth quarter. This was widely attributed to overseas investors seeking to take advantage of U.K. Pounds Sterling’s devaluation since the EU referendum. However, full year 2016 U.K. investment volume remained significantly below its 2015 level falling by 28% in local currency. Germany surpassed the U.K. as the most active investment market in the second half of the year. Full year 2016 investment volume reached €53 billion, only 4% below 2015. During the year, average prime office yields across the top 7 German cities fell by approximately 59 bps to 3.6% reflecting the strongest annual yield compression witnessed during the past 10 years.
Full year 2016 investment volume in France reached €26 million, 4% below its 2015 level. At the end of 2016, prime office yields in Greater Paris, which represented 75% of total French investment volume, reached an all-time low of 3.0%.
Occupational demand across the major European office markets remains robust with strong take-up and decreasing vacancy rates witnessed across most major cities. This trend is expected to continue through 2017 driven by improving macroeconomic fundamentals and a limited new supply pipeline.
Our Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on prime office properties located in key cities within our Core Markets. These are not only the largest economies in Europe, but the largest, most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
Critical Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and our related notes for the period prior to the Spin-off are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with U.S. GAAP.
The contribution of the European Real Estate Business to us has been determined to be a combination of entities under common control which results in a change in the reporting entity and requires retrospective application to our financial statements under U.S. GAAP. Accordingly, the operations of the European Real Estate Business of NorthStar Realty transferred to us upon the Spin-off are presented as if the transferred business was our business for periods in which common control was present and at the carrying value of such assets and liabilities recorded in NorthStar Realty’s historical books and records. As a result, the combined consolidated balance sheet as of December 31, 2014 was updated to include items related to the New European Investments, such as cash of $0.5 million, certain deposits of $58.6 million, related foreign exchange loss of $1.1 million and transaction costs incurred of $27.5 million. The cash, deposits paid and transaction costs incurred are recorded as net transactions with NorthStar Realty through equity.
Prior to the Spin-off, our financial statements had not been prepared as we were not operated separately from NorthStar Realty. The consolidated financial statements for such prior periods reflect our revenues and direct expenses and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and contributed to us upon completion of the Spin-off. The consolidated financial statements for the period ended January 1, 2015 to October 31, 2015 and the combined consolidated financial statements for the year ended December 31, 2014 represent us prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
In addition, the combined consolidated financial statements include activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The year ended December 31, 2014 include activities of the U.K. Complex from January 1, 2014 to the Acquisition Date. Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.

The combined consolidated financial statements for the period from the Acquisition Date, or NorthStar Europe Period, and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to us (primarily compensation and other general and administrative expense of $1 million) based on an estimate of expenses as if we were managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of our operations. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had we been a separate independent entity. We believe the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to our Manager was recorded for the NorthStar Europe Period as if we were managed as an independent entity. We began paying management fees to our Manager on November 1, 2015 pursuant to the terms of our management agreement with our Manager.
Principles of Consolidation
Our consolidated financial statements include the combined accounts of NorthStar Realty Europe Corp., our Operating Partnership and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss), or OCI, attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.

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
We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations.
Assets and Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell net of the intangible assets associated with the asset. Once a property is determined to be held for sale, depreciation is no longer recorded. We record a gain or loss on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with laws and regulations; on-going or projected negative operating income or cash flow; and/or a significant change in the occupancy rate and/or rising interest rates.
A market approach is performed based on an income approach whereby we look at comparable properties, current market conditions, forecasts and representative transactions to validate management’s expectations, where possible. The main assumptions used in measuring goodwill impairment, include the selection of guideline transactions, the derivation and selection of multiples and the financial metrics of the properties. The starting point for each of the reporting unit’s multiples is the detailed annual plan and rent roll. The detailed planning process takes into consideration many factors including revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Fair value of the reporting unit is derived using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
In a situation in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if our estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, we consider global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in our consolidated statements of operations.
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
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. In addition, we identified each of our properties that have non-controlling interests as VIEs. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and we are the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. As of December 31, 2016, the remaining contractual payments under the Company’s ground lease agreements are discussed in Note 11. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We have concluded that this guidance will not have any impact on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods, beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We do not expect the adoption of this standard to have a material impact on our consolidated statements of cash flows.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. We do not expect the adoption of this standard to have a material impact on our consolidated statement of cash flows.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
The following presents a summary of our activity for the years ended December 31, 2016, 2015 and 2014:

•	Year ended December 31, 2016 represents our results of operations following the Spin-off and the first full year of activity as a stand-alone company. During the year, we disposed of 18 assets.

•
Year ended December 31, 2015 represents: (i) our results of operations following the Spin-off and two months of activity as a stand-alone company; and (ii) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015. We acquired the IVG Portfolio, Deka Portfolio, Internos Portfolio and SEB Portfolio in April 2015 and Trianon Tower in July 2015. In December 2015, we disposed of three assets.

•
The period from January 1, 2014 to September 15, 2014 represents: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party (refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policy”); and (ii) an allocation of costs related to the launch of the European Real Estate Business. The period from September 16, 2014 to December 31, 2014 represents: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us. We acquired the U.K. Complex in September 2014.

Comparison of the Year Ended December 31, 2016 to December 31, 2015 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount
Revenues
Rental income	$124,321	$101,023	$23,298
Escalation income	25,173	18,822	6,351
Other revenue	1,721	694	1,027
Total revenues	151,215	120,539	30,676
Expenses
Properties - operating expenses	35,892	26,559	9,333
Interest expense	41,439	36,129	5,310
Transaction costs	2,610	120,101	(117,491)
Impairment losses	27,468	1,710	25,758
Management fee, related party	14,068	2,333	11,735
Other expenses	12,376	10,535	1,841
General and administrative expenses	8,077	3,502	4,575
Compensation expense	19,257	850	18,407
Depreciation and amortization	64,979	56,283	8,696
Total expenses	226,166	258,002	(31,836)
Other income (loss)
Unrealized gain (loss) on investments and other	(11,257)	(8,731)	(2,526)
Realized gain (loss) on investments and other	26,448	1,376	25,072
Income (loss) before income tax benefit (expense)	(59,760)	(144,818)	85,058
Income tax benefit (expense)	(2,742)	675	(3,417)
Net income (loss)	$(62,502)	$(144,143)	$81,641

Same Store Analysis
The following table presents our same store analysis for the real estate segment which excludes properties that were acquired or sold at any time during the three months ended December 31, 2016 and 2015 which includes a reconciliation from the same store analysis for the real estate segment to income (loss) before income tax (benefit) provision (dollar in thousands):

	Same Store Real Estate Segment		Increase (Decrease)		Corporate		Other(2)		Total
	2016	2015	Amount	%	2016	2015	2016	2015	2016	2015
Total Revenue	$32,546	$33,063	$(517)	1.6%	$—	$—	$(676)	$11,064	$31,870	$44,127
Properties - operating expenses	8,938	7,507	1,431	19.1%	—	—	(310)	2,287	8,628	9,794
Interest expense	6,823	7,930	(1,107)	14.0%	1,221	5,358	(89)	1,450	7,955	14,738
Total expenses(1)	17,180	27,150	(9,970)	36.7%	12,848	9,478	(90)	6,634	29,938	43,262
Unrealized gains (loss) on investments and other	3,868	(1,003)	4,871	485.6%	5,937	3,780	(192)	(155)	9,613	2,622
Realized gains (loss) on investments and other	(279)	(4,427)	4,148	93.7%	(1,451)	—	20,896	5,836	19,166	1,409
Income (loss) before income tax (benefit) provision	$3,194	$(14,954)	$18,148	121.4%	$(9,583)	$(11,056)	$20,517	$6,374	$14,128	$(19,636)
__________________

(1)	Includes depreciation and amortization expense, transaction costs, general and administrative expense, management fees and other expenses.

(2)	Represents impact of assets sales net of foreign currency exchange.

Same store revenue for the fourth quarter remained stable as a result of new leases signed in 2016, an increase in same store escalation income ($1.7 million, the majority of which was offset by the increase in properties operating expense) and other market rent and indexation adjustments, offset by a significant tenant vacancy in the Trianon Tower as a result of a tenant expiry at the end of the third quarter of 2016. Interest expense was approximately 14% lower in 2016 as a result of the refinancing of certain mortgage notes. Unrealized gains (loss) on investments and other increased due to the movements in foreign exchange rates on the interest rate caps. Realized gains (loss) on investments and other increased due to the write-off of the deferred financing costs related to the refinancing in 2015.
Refer to Item 8 “Financial Statements and Supplementary Data” Note 12 “Quarterly Financial Information” for more information related to the three months ended December 31, 2016.
Revenues
Rental Income
Rental income consists of rental revenue in our real estate segment. Rental income increased $23.3 million, primarily due to 2016 being the first full year of activity and leases signed in 2016, offset by the disposal of 18 properties during 2016 and the vacancy of a significant tenant in the Trianon Tower in the fourth quarter 2016. For the year ended December 31, 2016, 27,000 square meters of leases were signed and renegotiated in our real estate segment generating a revenue increase of $5 million. Occupancy in our Core Market for the three months ended December 31, 2016 was 92% compared to 94% for the three months ended December 31, 2015 mainly due to the vacancy in the Trianon Tower.
Escalation Income
Escalation income consists of tenant recoveries in our real estate segment. Escalation income increased $6.4 million, primarily due to 2016 being the first full year of activity and leases signed in 2016, offset by the disposal of 18 properties during 2016. There is a corresponding increase in properties operating expenses and a majority of these costs are recovered by us.
Other Revenue
Other revenue is principally related to lease termination fees in our real estate segment. Other revenue increased for the year ended December 31, 2016 due to the early termination of two tenants whose spaces were subsequently re-let.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $9.3 million due to 2016 being the first full year of activity and leases signed in 2016, offset by the disposal of 18 properties during 2016 and a decrease in asset management fees in the SEB Portfolio in our real estate segment. There is a corresponding increase in escalation income and a majority of these costs are recovered from our tenants.

Real estate properties - operating expenses in 2016 represents $4.4 million relating to repairs and maintenance and $31.7 million relating to escalation expense.
Interest Expense
Interest expense increased $5.3 million due to 2016 being the first full year of activity, offset by the disposal of 18 properties during 2016 and the refinancing of certain mortgage notes in our real estate segment and the repayment of the Senior Notes in our corporate segment.
Transaction Costs
Transaction costs for the year ended December 31, 2016 primarily relate to costs associated with exploring potential transactions in our real estate segment and costs related to the Mergers in our corporate segment. Transaction costs for the year ended December 31, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of our New European Investments in our real estate segment and the Spin-off in our corporate segment.
Impairment losses
Impairment losses for the year ended December 31, 2016 related to impairment of one of our held-for-sale assets in our real estate segment, which sold for less than the initial carrying value subsequent to quarter ended June 30, 2016. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation. Impairment losses for the year ended December 31, 2015 relates to impairment of goodwill on one reporting unit which management deemed to be impaired in our real estate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information). The management contract with our Manager commenced on November 1, 2015.
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate segment. The increase for the year ended December 31, 2016 is due to the full year impact of owning and managing the New European Investments. We expect the benefit of the cost savings from the asset sales in 2017 due to timing of the unwind of the structures and the reduction in the number of entities.
General and Administrative Expenses
General and administrative expenses are principally incurred in our corporate segment. The year ended December 31, 2016 represents a full year of operating as a stand-alone company, which includes the impact of the implementation of an internal control environment and includes an allocation of general and administrative expenses from our Manager of $0.2 million. The year ended December 31, 2015 represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. We began to incur compensation expense upon the Spin-off in November 2015. The year ended December 31, 2016 changes do not take into account the impact of the vesting as a result of the Mergers (refer to Item 8 “Compensation Expense” for more information).
Depreciation and Amortization
Depreciation and amortization expense increased due to 2016 being the first full year of activity, offset by the disposals of 18 properties during 2016 and assets being reclassified into held for sale in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The increase in the foreign currency forwards used to hedge projected net property level cash flows related to the strengthened U.S. dollar against the U.K. Pound Sterling and the Euro. The decrease on the interest rate caps relates to the movement in interest rate spreads within Europe.

The following table presents a summary of unrealized gain (loss) on investments and other for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(14,936)	$—	$(14,936)	$(8,897)	$—	$(8,897)
Foreign currency forwards	—	4,653	4,653	—	417	417
Foreign currency remeasurement	(104)	(870)	(974)	28	(279)	(251)
Total unrealized gain (loss) on investments and other	$(15,040)	$3,783	$(11,257)	$(8,869)	$138	$(8,731)
Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Sale of real estate investments(1)	$18,596	$—	$18,596	$5,962	$—	$5,962
Foreign currency transactions(2)	15,957	—	15,957	297	—	297
Write-off of deferred financing costs(3)	(2,534)	(4,784)	(7,318)	(4,883)	—	(4,883)
Net cash payments on derivatives	—	(787)	(787)	—	—	—
Total realized gain (loss)	$32,019	$(5,571)	$26,448	$1,376	$—	$1,376
_____________

(1)	Excludes escrow arrangements entered into for specific warranties in relation to the sales.

(2)
Includes $17.7 million relating to the reclassification of the currency translation adjustment, or CTA, from a component of accumulated OCI to realized gain (losses) due to the sale of certain real estate assets, offset by the realized loss on the repayment of the intercompany loans in different currencies.

(3)	The Corporate segment relates to the Senior Notes repurchases.
Income Tax Benefit (Expense)
The income tax expense for the year ended December 31, 2016 represents a net expense of $2.7 million primarily related to the capital gain on the sale of real estate investments in our real estate segment. The income tax benefit for the year ended December 31, 2015 represents a net benefit of $0.7 million primarily related to deferred tax benefits for our New European Investments in our real estate segment.

Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):

	NorthStar Europe Period		Prior Owner Period
	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
				Increase
	2015	2014	2014	(Decrease)
Revenues
Rental income	$101,023	$1,740	$4,455	$94,828
Escalation income	18,822	982	2,707	15,133
Other revenue	694	39	1,290	(635)
Total revenues	120,539	2,761	8,452	109,326
Expenses
Properties - operating expenses	26,559	1,181	3,113	22,265
Interest expense	36,129	165	3,486	32,478
Transaction costs	120,101	31,691	—	88,410
Management fee, related party	2,333	—	—	2,333
Impairment losses	1,710	—	—	1,710
Other expenses	10,535	—	—	10,535
General and administrative expenses	3,502	1,207	4,676	(2,381)
Compensation expense	850	—	—	850
Depreciation and amortization	56,283	1,088	2,294	52,901
Total expenses	258,002	35,332	13,569	209,101
Other income (loss)
Unrealized gain (loss) on investments and other	(8,731)	(1,335)	2,110	(9,506)
Realized gain (loss) on investments and other	1,376	—	—	1,376
Income (loss) before income tax benefit (expense)	(144,818)	(33,906)	(3,007)	(107,905)
Income tax benefit (expense)	675	—	—	675
Net income (loss)	$(144,143)	$(33,906)	$(3,007)	$(107,230)
Revenues
Rental and Escalation Income
Rental and escalation income primarily consists of rental revenue and tenant recoveries in our real estate segment. Rental and escalation income increased $110.0 million, primarily due to the acquisition of our New European Investments in 2015 in our real estate segment. The fourth quarter 2015 is the first quarter that reflects a full quarter of activity for our European Real Estate Business.
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

Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. The management contract with our Manager commenced on November 1, 2015, and as such, there were no management fees incurred for the prior period.
Impairment Losses
Impairment losses relates to impairment of goodwill on one reporting unit which management deemed to be impaired in our real estate segment.
Other Expenses
Other expenses primarily represent third-party service provider fees. Other expenses increased $10.5 million due to the acquisition of our New European Investments in 2015 in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business in the Prior Owner Period and to activities related to the European Real Estate Business, include an allocation from our Manager of $0.4 million and equity-based compensation expense of $0.8 million during the NorthStar Europe Period in 2015.
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
Liquidity and Capital Resources
Our financing strategy is to employ investment-level financing to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders through a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities. In addition to investment-specific financings, we may use and have used credit facilities and repaid facilities on a shorter term basis and public and private, secured and unsecured debt issuances on a longer term basis. Our current primary liquidity needs are to fund:

•	our operating expenses and investment activities, including the repurchase of our common stock;

•	acquisitions of our target assets and related ongoing commitments;

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	income tax liabilities of taxable REIT subsidiaries and we are subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	net proceeds from asset sales;

•
financings secured by our assets such as mortgage notes, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes and perpetual preferred stock and common stock;

•	cash on hand;

•	cash flow generated from our investments, both from operations and return of capital; and

•	investment-level financing.
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
As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In connection with the Spin-off, NorthStar Realty provided us with an initial capitalization of $250 million. In addition, in November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time our board of directors authorized the repurchase of up to an additional $100 million of its outstanding common stock. The authorization expires in November 2017, unless otherwise extended by our board of directors. For the year ended December 31, 2016, we repurchased 6 million shares of our common stock for $59 million. From November 2015 through December 31, 2016, we repurchased 9 million shares of our common stock for approximately $100 million.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses and common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of March 13, 2017 was approximately $55.7 million.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

•	Year ended December 31, 2016 represents our results of operations following the Spin-off and the first full year of activity as a stand-alone company.

•
Year ended December 31, 2015 represents: (i) our results of operations following the Spin-off and two months of activity as a stand-alone company; and (ii) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015.

•
The period from January 1, 2014 to September 15, 2014 represents: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party (refer to “Critical Accounting Policy” below for more information); and (ii) an allocation of costs related to the launch of the European Real Estate Business. The period from September 16, 2014 to December 31, 2014 represents: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us.

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
Cash flow provided by (used in):	2016	2015	2014	2014
Operating activities	$28,130	$(50,180)	$(34,222)	$(2,681)
Investing activities	391,624	(1,900,532)	(149,403)	(2,307)
Financing activities	(630,856)	2,231,566	188,408	(46)
Effect of foreign currency translation on cash and cash equivalents	(6,434)	890	(2,683)	3,722
Net increase (decrease) in cash and cash equivalents	$(217,536)	$281,744	$2,100	$(1,312)
Year Ended December 31, 2016 Compared to December 31, 2015
Net cash provided by operating activities was $28.1 million for the year ended December 31, 2016 compared to cash used in operating activities of $50.2 million for the year ended December 31, 2015. The increase due to a full year of activity on our New European Investments and our first full year as a stand-alone company.
Net cash provided by investing activities was $391.6 million for the year ended December 31, 2016 compared to cash used in investing activities of $1.9 billion for the year ended December 31, 2015. Cash flow provided by investing activities for the year ended December 31, 2016 was primarily due to proceeds from the sale of real estate, offset by improvements of our operating real estate. Cash flow used in investing activity for the year ended December 31, 2015 was due to the acquisitions of our New European Investments acquired in the second and third quarters 2015.
Net cash used in financing activities was $630.9 million for the year ended December 31, 2016 compared to cash provided by financing activities of $2.2 billion for the year ended December 31, 2015. Cash flow used in financing activities for the year ended December 31, 2016 was primarily due to $273.0 million used in the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $200.7 million, repayment of the credit facility of $65.0 million, repayment of the Senior Notes of $67.2 million, repurchase of shares of common stock of $58.6 million and dividend payments of $35.2 million, offset by $65.0 million from the borrowing under the credit facility. Net cash flow provided by financing activities for the year ended December 31, 2015 was primarily due to $1.2 billion for the financing by NorthStar Realty for the acquisition of our New European Investments in 2015, $250.0 million from the contribution of NorthStar Realty, $340.0 million for the issuance of the Senior Notes, offset by $38.0 million for the retirement of our shares, $31.0 million for the new derivatives and $9.6 million for the payment of dividends.
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash used in operating activities was $50.2 million for the year ended December 31, 2015 compared to cash used in operating activities of $36.9 million for the year ended December 31, 2014. The increase was primarily related to an increase in net cash flow from operating activities of our New European Investments in 2015, offset by costs and expenses from activities related to the launch of our European Real Estate Business in 2014 and costs relating to acquiring our New European Investments.
Net cash used in investing activities was $1.9 billion for the year ended December 31, 2015 compared to cash used in investing activities of $151.7 million for the year ended December 31, 2014. The increase in net cash used was related to NorthStar Realty’s acquisition of our New European Investments in 2015.
Net cash provided by financing activities was $2.2 billion for the year ended December 31, 2015 compared to cash provided by financing activities of $188.4 million for the year ended December 31, 2014. Cash flow provided by the year ended December 31, 2015 was primarily due to $1.2 billion for the financing by NorthStar Realty for the acquisition of our New European Investments in 2015, $250.0 million from the contribution of NorthStar Realty, $340.0 million for the issuance of the Senior Notes, offset by $38.0 million for the retirement of our shares, $31.0 million for the new derivatives and $9.6 million for the payment of dividends. Cash flow provided by for the year ended December 31, 2014 was due to the financing by NorthStar Realty for the acquisition of the U.K. Complex in September 2014.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments Due by Period
	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable	$1,162,211	$—	$—	$211,122	$951,089
Estimated interest payments(2)	659,017	22,052	48,428	53,603	534,934
Total	$1,821,228	$22,052	$48,428	$264,725	$1,486,023
_____________________

(1)	Amounts denominated in foreign currencies are translated to the U.S. dollar using the currency exchange rate as of December 31, 2016.

(2)
Represents GBP LIBOR, EURIBOR or the applicable index plus the respective spread and foreign currency exchange rate as of December 31, 2016 was used to estimate payments for our floating-rate liabilities.

The table above does not include the amounts payable to our Manager under the management agreement. The annualized fee payable to our Manager is approximately $14 million as of December 31, 2016.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony NorthStar, Inc.
The management agreement with our Manager is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with our Manager commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the year ended December 31, 2014.
Base Management Fee
For the years ended December 31, 2016 and 2015, we incurred $14.1 million and $2.3 million, respectively, related to the base management fee. The base management fee to our Manager could increase subsequent to December 31, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the years ended December 31, 2016 and 2015, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Additional Management Agreement Terms
If we were to spin-off any asset or business in the future, such entity would be managed by our Manager on terms substantially similar to those set forth in the management agreement between us and our Manager. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off.
Our management agreement with our Manager provides that in the event of a change of control of our Manager or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The management agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or our Manager, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and reimburse our Manager for costs and expenses incurred by our Manager on our behalf. In addition, our Manager may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with our Manager, or the G&A Allocation. Our management agreement with our Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Realty’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to our Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) our Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of our Manager; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of our Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, we will pay directly or reimburse our Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between our Manager and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse our Manager for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at our Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. Our Manager currently determined to allocate these amounts based on assets under management.
For the years ended December 31, 2016 and 2015, our Manager allocated $0.2 million and $0.4 million, respectively, to us. For the years ended December 31, 2016 and 2015, the Manager did not allocate any severance to us.
As a result of the Mergers, the management agreement between our Manager and NorthStar Realty terminated, such that we remain as the sole NorthStar Listed Company.
In addition, the management agreement provides that, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, shall pay directly or reimburse our Manager for up to 50% of any long-term bonus or other compensation that our Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of our Manager during any year. Subject to this limitation and limitations contained in any applicable management agreement between our Manager and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by our Manager in its discretion. At the discretion of our Manager’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of our Manager compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
Our Manager Purchase of Common Stock
In June 2016, our Manager purchased 0.2 million shares of our common stock through open market purchases for an aggregate purchase price of $2.3 million.

Recent Developments
Dividends
On March 8, 2017, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on March 24, 2017 to stockholders of record as of the close of business on March 20, 2017.
Sales
Subsequent to December 31, 2016, we sold one non-core asset in the Internos Portfolio with a carrying value of $17.2 million for $23.6 million.
Mergers
On January 10, 2017, our external manager, NSAM completed the tri-party merger with NorthStar Realty and Colony under which the companies combined in an all-stock merger of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. Colony NorthStar is a leading global equity REIT with an embedded investment management platform. As a result of the Mergers, substantially all restricted shares and RSUs vested and only RSUs subject to performance-based hurdles remain outstanding.
Inflation
Virtually all of our assets and liabilities are interest rate and foreign currency exchange rate sensitive in nature. As a result, interest rates, foreign currency exchange rates and other factors influence our performance significantly more than inflation does. A change in interest rates and foreign currency exchange rates may correlate with inflation rates. With the exception of the United Kingdom, generally rent is adjusted annually based on local consumer price indices. In the United Kingdom, rent is typically subject to an upward only rent review usually every three to five years.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months and year ended December 31, 2016 (dollars in thousands):

	December 31, 2016
	Three Months Ended	Year Ended
Net income (loss) attributable to common stockholders	$13,859	$(61,753)
Non-controlling interests	43	(749)

Adjustments:
Depreciation and amortization items(1)	22,609	93,913
Impairment losses	—	27,468
Unrealized (gain) loss from fair value adjustments	(9,613)	11,257
Realized (gain) loss on investments(2)	(18,858)	(27,235)
Transaction costs and other(3)	1,884	9,217
CAD	$9,924	$52,118
____________________________________________________________

(1)
Three months ended December 31, 2016 represents an adjustment to exclude depreciation and amortization of $13.7 million, net amortization of above/below market leases of $0.3 million, amortization of deferred financing costs of $1.6 million and amortization of equity-based compensation of $7.0 million. Year ended December 31, 2016 represents an adjustment to exclude depreciation and amortization of $65.0 million, net amortization of above/below market leases of $2.6 million, amortization of deferred financing costs of $7.1 million and amortization of equity-based compensation of $19.3 million.

(2)
Three months ended December 31, 2016 includes an adjustment to exclude a $15.8 million realized net gain related to the sale of real estate investment, a $4.5 million realized net gain related to foreign currency transactions, a $1.5 million realized loss related to the write-off of the deferred financing costs associated with the repayment of our mortgage and other note payables and excludes $0.3 million of realized gain on the net cash received from derivatives. Year ended December 31, 2016 includes an adjustment to exclude a $18.6 million realized net gain related to the sale of real estate investment, a $16.0 million realized net gain related to foreign currency transactions, a $7.3 million realized loss related to the write-off of the deferred financing costs associated with the repayment of our mortgage and other note payables and excludes a $0.8 million realized loss on the net cash received from derivatives.

(3)
Three months ended December 31, 2016 represents an adjustment to exclude $0.9 million of bad debt expense and $1.0 million of taxes associated with the capital gain tax on the sale of real estate investments. Year ended December 31, 2016 represents an adjustment to exclude $1.3 million of bad debt expense, $2.6 million of transaction expense and $5.3 million of taxes associated with the capital gain tax on the sale of real estate investments.

Refer to Item 8 “Financial Statements and Supplementary Data” Note 12 “Quarterly Financial Information” for more information related to the three months ended December 31, 2016.
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

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months and year ended December 31, 2016 (dollars in thousands):

	December 31, 2016
	Three Months Ended	Year Ended
Rental income	$25,700	$124,321
Escalation income	5,347	25,173
Other revenue	823	1,721
Total property and other revenues	31,870	151,215
Properties - operating expenses	8,628	35,892
Adjustments:
Amortization and other items(1)	691	3,756
NOI	$23,933	$119,079
___________________________________________________________

(1)
Three months ended December 31, 2016 primarily includes $0.9 million of bad debt expense, offset by $0.2 million of amortization of above/below market rent. Year ended December 31, 2016 primarily includes $1.3 million of bad debt expense and $2.5 million of amortization of above/below market rent.

(2)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months and year ended December 31, 2016 (dollars in thousands):

NOI	$23,933	$119,079
Adjustments:
Interest expense	(6,734)	(30,974)
Other expenses	(2,770)	(12,307)
Depreciation and amortization	(13,716)	(64,979)
Unrealized gain (loss) on investments and other	3,675	(15,040)
Realized gain (loss) on investments and other	20,616	32,019
Income tax benefit (expense)	(227)	(2,742)
Other items	(457)	(31,054)
Net income (loss) - Real estate segment	$24,320	$(5,998)
Remaining segments(i)	(10,461)	(55,755)
Net income (loss) attributable to common stockholders	$13,859	$(61,753)
________________________________________________________

(i)	Represents the net income (loss) in our corporate segment to reconcile to total net income (loss).

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of December 31, 2016, a hypothetical increase in GBP LIBOR or EURIBOR applied to our liabilities (and related derivatives) would result in an increase in net income of approximately $8 million annually, respectively.
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
As of December 31, 2016, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our ownership of, or commitments to acquire, properties within Europe, predominantly the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate. As a result, changes in exchange rate fluctuations may positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from our business. We may use several strategies to mitigate our exposure to exchange rate risk to hedge our equity and/or net income, including using local currency denominated financing and entering into forward or option foreign currency purchase contracts.

The following chart represents the change in the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate during the year ended December 31, 2016:

Source: Oanda
Our properties and the rent payments under our leases for these properties are denominated predominantly in Euro and U.K. Pounds Sterling and we expect that substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the country in which the underlying property is located. Additionally, our non-recourse mortgage borrowings are denominated in the same currency as the assets securing the borrowing. A majority portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency, however we do have corporate expenses, such as our dividend, that are paid in U.S. dollar. We report our results of operations and consolidated financial information in the U.S. dollars. As a result, our results of operations as reported in U.S. dollars are impacted by fluctuations in the value of the local currencies in which we conduct our European business (refer to Part I. Item 1A. Risk Factors).
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of December 31, 2016, we have entered into foreign currency forwards with respect to the project net property level cash flows which are hedged for 11 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net equity of approximately $74 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net income of approximately $1.0 million annually, respectively.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Realty Europe Corp. and the notes related to the foregoing combined consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
NorthStar Realty Europe Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of NorthStar Realty Europe Corp. and its subsidiaries at December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, Société coopérative
Luxembourg
March 15, 2017
Represented by Cornelis J. Hage

Report of Independent Registered Public Accounting Firm
To the Audit Committee of the
Board of Directors and Shareholders
of NorthStar Realty Europe Corp.
We have audited the accompanying combined statements of operations, comprehensive loss, equity and cash flows for the periods from January 1, 2014 through September 15, 2014 and September 16, 2014 through December 31, 2014 of NorthStar Europe Predecessor (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows for the periods from January 1, 2014 through September 15, 2014 and September 16, 2014 through December 31, 2014 of the Company in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
MARCUM LLP
New York, NY
July 2, 2015, except for the second paragraph of Note 2 and the effects thereof on the statement of equity as to which the date is December 2, 2015 and the weighted average share and per share information included in the statements of operations and Note 7 and the segment reporting information included in Note 13 as to which the date is March 30, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2016	2015
Assets
Operating real estate, gross	$1,614,432	$2,120,460
Less: accumulated depreciation	(63,585)	(35,303)
Operating real estate, net	1,550,847	2,085,157
Cash and cash equivalents	66,308	283,844
Restricted cash	10,242	20,871
Receivables, net of allowance of $553 and $115 as of December 31, 2016 and 2015, respectively	6,015	9,663
Assets held for sale	28,208	6,094
Derivative assets, at fair value	13,729	23,792
Intangible assets, net	148,403	241,519
Other assets, net	21,640	12,110
Total assets	$1,845,392	$2,683,050
Liabilities
Mortgage and other notes payable, net	$1,149,119	$1,424,610
Senior notes, net	—	333,798
Accounts payable and accrued expenses	28,004	39,964
Due to related party (refer to Note 5)	4,991	3,995
Intangible liabilities, net	30,802	40,718
Liabilities held for sale	2,041	—
Other liabilities	28,918	42,654
Total liabilities	1,243,875	1,885,739
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,610	1,569
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 55,395,143 and 59,325,730 shares issued and outstanding as of December 31, 2016 and 2015, respectively	554	593
Additional paid-in capital	925,473	968,662
Retained earnings (accumulated deficit)	(282,769)	(186,246)
Accumulated other comprehensive income (loss)	(51,424)	2,560
Total NorthStar Realty Europe Corp. stockholders’ equity	591,834	785,569
Non-controlling interests	8,073	10,173
Total equity	599,907	795,742
Total liabilities and equity	$1,845,392	$2,683,050

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	NorthStar Europe Period					Prior Owner Period
	Year Ended December 31,	Year Ended December 31,		September 16 to December 31,		January 1 to September 15,
	2016(1)	2015(1)		2014(1)		2014(1)
Revenues
Rental income	$124,321	$101,023		$1,740		$4,455
Escalation income	25,173	18,822		982		2,707
Other revenue	1,721	694		39		1,290
Total revenues	151,215	120,539		2,761		8,452
Expenses
Properties - operating expenses	35,892	26,559		1,181		3,113
Interest expense	41,439	36,129		165		3,486
Transaction costs	2,610	120,101		31,691		—
Impairment losses	27,468	1,710		—		—
Management fee, related party(2)	14,068	2,333		—		—
Other expenses	12,376	10,535		—		—
General and administrative expenses	8,077	3,502		1,207		4,676
Compensation expense (refer to Note 6)	19,257	850		—		—
Depreciation and amortization	64,979	56,283		1,088		2,294
Total expenses	226,166	258,002		35,332		13,569
Other income (loss)
Unrealized gain (loss) on investments and other (refer to Note 10)	(11,257)	(8,731)		(1,335)		2,110
Realized gain (loss) on investments and other	26,448	1,376		—		—
Income (loss) before income tax benefit (expense)	(59,760)	(144,818)		(33,906)		(3,007)
Income tax benefit (expense)	(2,742)	675		—		—
Net income (loss)	(62,502)	(144,143)		(33,906)		(3,007)
Net (income) loss attributable to non-controlling interests	749	1,007		276		—
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(61,753)	$(143,136)		$(33,630)		$(3,007)
Earnings (loss) per share:
Basic	$(1.07)	$(2.30)	(3)	$(0.53)	(3)	$(0.05)	(3)
Diluted	$(1.07)	$(2.30)	(3)	$(0.53)	(3)	$(0.05)	(3)
Weighted average number of shares:
Basic	57,875,479	62,183,638	(3)	62,987,863	(3)	62,987,863	(3)
Diluted	58,564,986	62,865,124	(3)	62,987,863	(3)	62,987,863	(3)
____________________

(1)
The consolidated financial statements for the year ended December 31, 2016 and for the period from November 1, 2015 to December 31, 2015 represent the Company’s results of operations following the Spin-off on October 31, 2015. The consolidated financial statements for the period from January 1, 2015 to October 31, 2015 and the combined consolidated financial statements the period from September 16, 2014 to December 31, 2014 represent: (i) the Company’s results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present (refer to Notes 1 and 2); and (ii) an allocation of costs related to the Company. The period from January 1, 2014 to September 15, 2014 represents: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European real estate business. As a result, results of operations for the year ended December 31, 2016 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with the Manager (refer to Note 5).

(3)
Basic and diluted earnings per common shares for the year ended December 31, 2014 was calculated using the common stock distributed on November 1, 2015 in connection with the Spin-off (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	2016	2015	2014	2014
Net income (loss)	$(62,502)	$(144,143)	$(33,906)	$(3,007)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(55,226)	6,971	(4,648)	(57)
Total other comprehensive income (loss)	(55,226)	6,971	(4,648)	(57)
Comprehensive income (loss)	(117,728)	(137,172)	(38,554)	(3,064)
Comprehensive (income) loss attributable to non-controlling interests	1,991	1,082	588	—
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(115,737)	$(136,090)	$(37,966)	$(3,064)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of Prior Owner Period
Balance as of December 31, 2013	—	$—	$—	$24,565	$(981)	$23,584	$—	$23,584
Other comprehensive income (loss)	—	—	—		(57)	(57)	—	(57)
Net income (loss)	—	—	—	(3,007)	—	(3,007)	—	(3,007)
Balance as of September 15, 2014	—	$—	$—	$21,558	$(1,038)	$20,520	$—	$20,520

NorthStar Europe Period
Balance as of September 16, 2014	—	$—	$—	$—	$—	$—	$—	$—
Net transactions with NorthStar Realty	—	—	116,982	—	—	116,982	—	116,982
Other comprehensive income (loss)	—	—	—	—	(4,336)	(4,336)	(312)	(4,648)
Non-controlling interest - contributions	—	—	—	—	—	—	1,646	1,646
Net income (loss)	—	—	—	(33,630)	—	(33,630)	(276)	(33,906)
Balance as of December 31, 2014	—	$—	$116,982	$(33,630)	$(4,336)	$79,016	$1,058	$80,074
Net transactions with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contributions	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to Note 8)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance of common stock to directors	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)(1)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	593	968,662	(186,246)	2,560	785,569	10,173	795,742
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	$554	$925,473	$(282,769)	$(51,424)	$591,834	$8,073	$599,907
____________________

(1)	Excludes $0.2 million net income allocated to redeemable non-controlling interest.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	2016	2015	2014	2014
Cash flows from operating activities:
Net income (loss)	$(62,502)	$(144,143)	$(33,906)	$(3,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,979	56,283	1,088	2,294
Amortization of deferred financing costs	7,117	5,936	18	—
Amortization of equity-based compensation	18,239	837	—	—
Amortization of discount on borrowings	—	—	—	846
Allowance for uncollectible accounts	1,294	115	—	—
Unrealized (gain) loss on investments and other	11,257	8,669	1,335	(2,110)
Realized (gain) loss on investments and other	(26,448)	(1,376)	—	—
Impairment losses	27,468	1,710	—	—
Foreign currency loss on deposits included in transaction costs	—	6,402	—	—
Amortization of capitalized above/below market leases	2,463	1,191	37	37
Straight line rental income	(6,705)	(5,695)	(270)	(352)
Deferred income taxes, net	(4,952)	(2,992)	—	—
Changes in assets and liabilities:
Restricted cash	(2,717)	(16,483)	(2,839)	1,170
Receivables	(1,890)	(7,844)	(57)	189
Other assets	(3,063)	(1,023)	(1,726)	—
Accounts payable and accrued expenses	(4,461)	28,551	549	(1,979)
Due to related party	987	3,447	—	—
Other liabilities	7,064	16,235	1,549	231
Net cash provided by (used in) operating activities	28,130	(50,180)	(34,222)	(2,681)
Cash flows from investing activities:
Acquisition of operating real estate	—	(1,921,511)	(89,484)	—
Improvements of operating real estate	(10,413)	(3,003)	(161)	(2,307)
Proceeds from sale of operating real estate	395,226	22,623	—	—
Other assets	(4,432)	—	—	—
Investment deposits	—		(59,758)	—
Changes in restricted cash	11,243	1,359	—	—
Net cash provided by (used in) investing activities	391,624	(1,900,532)	(149,403)	(2,307)
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	11,770	1,224,327	77,660	481
Repayment of mortgage and other notes payable	(200,666)	(127,280)	—	(527)
Borrowings from credit facility	65,000	—	—	—
Repayment of credit facility	(65,000)	—	—	—
Proceeds from issuance of Senior Notes	—	340,000	—	—
Repurchase of Senior Notes	(273,028)	—	—	—
Repayment of Senior Notes	(67,200)	—	—	—
Payment of financing costs	(3,938)	(33,470)	(643)	—
Settlement of derivatives	(787)	—	—	—
Purchase of derivative instruments	(414)	(31,069)	(1,249)	—
Tax withholding related to vesting of equity-based compensation	(2,546)	—	—	—
Repurchase of common stock	(58,616)	(38,082)	—	—
Changes on restricted cash	—	—	(2,562)	—
Contribution of NorthStar Realty	—	250,000	—	—
Dividends	(35,184)	(9,584)	—	—
Net transactions with NorthStar Realty	—	653,534	115,200	—
Contributions from non-controlling interest	—	3,190	2	—
Distributions to non-controlling interest	(247)	—	—	—
Net cash provided by (used in) financing activities	(630,856)	2,231,566	188,408	(46)
Effect of foreign currency translation on cash and cash equivalents	(6,434)	890	(2,683)	3,722
Net increase (decrease) in cash and cash equivalents	(217,536)	281,744	2,100	(1,312)
Cash and cash equivalents—beginning of period	283,844	2,100	—	1,350
Cash and cash equivalents—end of period	$66,308	$283,844	$2,100	$38

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Continued)

	NorthStar Europe Period			Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	2016	2015	2014	2014
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$22,327	$5,318	$—	$—
Reclassification related to measurement adjustments and other	827	5,291	—	—
Reclassification of intangibles to assets held for sale	2,045	776	—	—
Reclassification of operating real estate to intangible assets/liabilities	—	170,694	—	—
Reclassification of other assets in investing activities to assets held for sale	2,523	—	—	—
Formation of Operating Partnership	—	8,749	—	—
Assumption of mortgage note payable upon acquisition	—	273,021	—	—
Reclassification of other assets to operating real estate	—	52,245	—	—
Reclassification of other assets and liabilities to held for sale	740	—	—	—
Retirement of shares of common stock	—	3,342	—	—
Assumption of working capital items upon acquisition	—	2,569	—	—
Assumption of deferred tax liabilities and corresponding goodwill	—	24,491	—	—
Reallocation of interest in Operating Partnership	2,252	852	—	—
Amounts payable relating to financing costs	—	1,808	—	—
Accrued capital expenditures and deferred assets	1,975	692	—	—
Supplemental disclosures of cash flow information:
Payment of interest expense	$33,483	$24,273	$2,355	$2,286
Payment of income tax	1,928	1,298	—	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Organization
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
Upon completion of the Spin-off, NorthStar Realty contributed: (i) its business activities related to the launch of the European real estate business and the acquisition of multi-tenant office complex located in the United Kingdom (the “U.K. Complex”) acquired on September 16, 2014 (the “Acquisition Date”) referred to as the NorthStar Europe Predecessor; (ii) other European real estate portfolios acquired in the second and third quarters of 2015 primarily comprised of multi-tenant office properties (the “New European Investments”); and (iii) certain other assets and liabilities related to NorthStar Realty’s European real estate business, herein collectively referred to as the European Real Estate Business.
On November 2, 2015, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”). The Company was externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to NorthStar Asset Management Group Inc. (“NSAM”) for the period prior to the Mergers (refer below) and Colony NorthStar, Inc. (“Colony NorthStar” or “CLNS”), for the period subsequent to the Mergers. As part of the Merger, NSAM changed its name to Colony NorthStar, Inc.
Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company has elected to be taxed and will continue to conduct its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
All references herein to the Company refer to NorthStar Realty Europe Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.
Merger Agreements among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, the Company’s external manager, NSAM, completed a tri-party merger with NorthStar Realty and Colony Capital, Inc. (“Colony”), which the companies combined in an all-stock merger (“the Mergers”) of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar (NYSE: CLNS). Colony NorthStar is a leading global equity REIT with an embedded investment management platform.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company for periods prior to the Spin-off are presented on a carve-out basis and have been prepared from the historical consolidated balance sheets, statements of operations, comprehensive income (loss) and cash flows of NorthStar Realty in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The contribution of the European Real Estate Business to the Company has been determined to be a combination of entities under common control which results in a change in the reporting entity and requires retrospective application to the Company’s financial statements under U.S. GAAP. Accordingly, the operations of the European Real Estate Business of NorthStar Realty transferred to the Company upon the Spin-off are presented as if the transferred business was the business of the Company for periods in which common control was present and at the carrying value of such assets and liabilities recorded in NorthStar Realty’s historical books and records. As a result, the combined consolidated balance sheet as of December 31, 2014 was updated to include items related to the New European Investments, such as cash of $0.5 million, certain deposits of $58.6 million, related foreign exchange loss of $1.1 million and transaction costs incurred of $27.5 million. The cash, deposits paid and transaction costs incurred are recorded as net transactions with NorthStar Realty through equity.
Prior to the Spin-off, financial statements of the Company had not been prepared as it was not operated separately from NorthStar Realty. The consolidated financial statements for such period reflect the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European Real Estate Business and

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributed to the Company upon completion of the Spin-off. The consolidated financial statements for the period ended January 1, 2015 to October 31, 2015 and the combined consolidated financial statements for the year ended December 31, 2014 represent the Company prior to the Spin-off and include certain consolidated subsidiaries. Subsequent to the Spin-off, the financial statements are presented on a consolidated basis.
In addition, the combined consolidated financial statements included activity related to the ownership period prior to the Acquisition Date of the U.K. Complex, herein referred to as the Prior Owner Period. The year ended December 31, 2014 include activities of the U.K. Complex from January 1, 2014 to the Acquisition Date. Because the U.K. Complex was acquired from an unrelated third party on the Acquisition Date, a “blackline” presentation for the change in basis giving effect to purchase accounting pursuant to U.S. GAAP is presented.
The combined consolidated financial statements for the period from the Acquisition Date (“NorthStar Europe Period”) and Prior Owner Period include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expense of $1.4 million) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying combined consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to the Manager of $0.1 million for the period from Acquisition Date through December 31, 2014 and $0.3 million for the period from January 1, 2015 through the Spin-off are recorded for the NorthStar Europe Period as if the Company was managed as an independent entity and is included in general and administrative expense in the combined consolidated statements of operations. The Company began paying management fees to the Manager on November 1, 2015 pursuant to the terms of the Company’s management agreement with the Manager (refer to Note 5).
Principles of Consolidation
The consolidated financial statements include the combined accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include the foreign currency translation adjustment, net.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less and deposits held with third parties that are readily convertible to cash to be cash equivalents. Cash, including amounts restricted at certain banks and financial institutions, may at times exceed insurable amounts. The Company seeks to mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents. Cash and cash equivalents exclude escrow arrangements entered into for specific warranties in relation to the real estate sales which are recorded in other assets in the consolidated financial statements.
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
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Minimum rental amounts due under leases are generally subject to scheduled adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2016 (dollars in thousands):

Years Ending December 31:(1)
2017	$97,299
2018	96,043
2019	92,460
2020	72,517
2021	61,474
Thereafter	163,901
Total	$583,694
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of December 31, 2016.
Assets and Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell net of the intangible assets associated with the asset. Once a property is determined to be held for sale, depreciation is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized into interest expense using the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity to realized gain (loss). Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized net to rental income, the value of below-market ground leases is amortized into properties - operating expense and in-place leases is amortized into depreciation and amortization expense, respectively, in the consolidated statements of operations on a straight-line basis over the respective remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
The following table presents identified intangibles as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016(1)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$84,743	$(29,012)	$55,731	$121,004	$(20,120)	$100,884
Above-market lease	36,704	(8,198)	28,506	53,236	(5,806)	47,430
Below-market ground lease	51,218	(832)	50,386	70,971	(618)	70,353
Goodwill(2)	13,780	N/A	13,780	22,852	NA	22,852
Total	$186,445	$(38,042)	$148,403	$268,063	$(26,544)	$241,519

Intangible liabilities:
Below-market lease	$34,163	$(8,104)	$26,059	$40,213	$(4,490)	$35,723
Above-market ground lease	4,839	(96)	4,743	5,026	(31)	4,995
Total	$39,002	$(8,200)	$30,802	$45,239	$(4,521)	$40,718
_______________________

(1)
As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases and in-place leases is 7.1 years, 9.8 years and 6.1 years, respectively. As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases and in-place leases is 6.8 years, 7.5 years and 5.3 years, respectively.

(2)
Represents goodwill associated with certain share-deal acquisitions of the New European Investments in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

The following table presents a rollforward of goodwill for the year ended December 31, 2016 (dollars in thousands):

Balance as of December 31, 2015	$22,852
Disposal of goodwill(1)	(8,561)
Adjustments from foreign currency translation	(511)
Balance as of December 31, 2016	$13,780
_______________________
(1)    Represents goodwill associated with certain disposals structured as share sales.

The following table presents amortization of acquired above-market leases, net of acquired below-market leases and below-market ground leases and amortization of other intangible assets for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

		NorthStar Europe Period			Prior Owner Period
		Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	Statements of operations location:	2016	2015	2014	2014
Amortization of above-market leases, net of acquired below-market leases	Rental income / properties - operating expenses	$1,961	$1,763	$37	$61
Amortization of other intangible assets	Depreciation and amortization expense	19,543	20,468	558	742

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets			Intangible Liabilities
Years Ending December 31:	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net	Above-market Ground Lease Value, Net
2017	11,265	4,284	453	3,056	65
2018	11,038	4,226	453	3,048	65
2019	10,533	4,187	453	3,024	65
2020	7,139	3,714	453	2,721	65
2021	6,164	3,646	453	2,572	65
Thereafter	9,592	8,449	48,121	11,638	4,419
Total	$55,731	$28,506	$50,386	$26,059	$4,744
Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Other assets:
Prepaid expenses	$1,951	$3,041
Deferred costs, net	3,029	2,007
Deferred tax assets, net	—	220
Straight-line rent	10,182	5,869
Escrow receivable	6,168	—
Other	310	973
Total	$21,640	$12,110

	December 31,
	2016	2015
Other liabilities:
Deferred tax liabilities	$8,916	$22,026
Prepaid rent received and unearned revenue	13,585	10,450
Tenant security deposits	4,322	4,953
Prepaid service charge reimbursement	1,560	1,988
Other	535	3,237
Total	$28,918	$42,654
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation, and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
In a situation in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the year ended December 31, 2016, the Company recognized impairment losses of $27.5 million.
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
Derivatives
The Company seeks to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The change in fair value for a derivative is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
The Company’s derivative instruments are recorded on the consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the years ended December 31, 2016 and 2015, the Company reclassified $17.7 million and $0.3 million, respectively, of CTA to realized gain (loss) on investments and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015. Dividends distributed for the years ended December 31, 2016 and 2015 were characterized, for U.S. federal income tax purposes, as ordinary income.
The Company conducts its business through foreign subsidiaries which may be subject to local level income tax in the European jurisdictions it operates. The Company has also elected taxable REIT subsidiary (“TRS”) status for one of the Company’s foreign subsidiaries. This enables the Company to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property.” The TRS is not resident in the U.S. and, as such, not subject to U.S. taxation but is subject to foreign income taxes only. As a result, the effective tax rate of less than 5% is due to those foreign taxes. In addition, the REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.
For the year ended December 31, 2016, the Company’s foreign subsidiaries recorded $7.7 million of current income tax expense and an offsetting $5.0 million of a deferred income tax benefit. For the year ended December 31, 2015, the Company’s foreign subsidiaries recorded $2.3 million of current income tax expense and an offsetting $3.0 million of a deferred income tax benefit. For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The valuation allowance at December 31, 2016 and 2015 of $26.6 million and $21.5 million, respectively, relates to deferred tax assets in jurisdictions that had not met the “more-likely-than-not” realization threshold criteria.
Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
The following tables present a summary of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 (dollars in thousands):

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2016	2015
Deferred tax asset
Net operating losses	$21,608	$14,161
Interest deferral	4,356	5,896
Transaction costs capitalized to operating real estate	6,654	13,099
Operating real estate	2,028	—
Other	7,410	1,805
Total deferred tax asset	42,056	34,961
Valuation allowance	(26,565)	(21,460)
Deferred tax assets, net of valuation allowance	15,491	13,501
Deferred tax liabilities
Operating real estate	(20,418)	(30,237)
Other	(3,989)	(5,070)
Total deferred tax liabilities	(24,407)	(35,307)
Net deferred tax liability	$(8,916)	$(21,806)
The Company is allowed to carryforward its net operating losses indefinitely in most of the tax jurisdictions it files with some annual restrictions.
The Company has assessed its tax positions for all open tax years, which includes 2014 to 2016 and concluded there were no uncertain tax positions to be recognized.  The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. As of December 31, 2016 and 2015, the Company has not recognized any such amounts related to uncertain tax positions, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. In addition, the Company identified each of its properties that have non-controlling interests as VIEs. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. As of December 31, 2016, the remaining contractual payments under the Company’s ground lease agreements are discussed in Note 11. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company has concluded that this guidance will not have any impact on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of cash flows.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not expect the adoption of this standard to have a material impact on its consolidated statement of cash flows.
In January 2017, the FASB issued guidance to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Land	$360,555	$456,703
Buildings and improvements	980,053	1,256,002
Building, leasehold interests and improvements	212,864	334,970
Furniture, fixtures and equipment	1,214	218
Tenant improvements	59,746	72,567
Operating real estate, gross	1,614,432	2,120,460
Less: accumulated depreciation	(63,585)	(35,303)
Operating real estate, net	$1,550,847	$2,085,157
For the years ended December 31, 2016 and 2015, the period from January 1, 2014 to September 15, 2014 and the period September 16, 2014 to December 31, 2014, depreciation expense was $45.2 million, $35.8 million, $1.6 million, and $0.5 million, respectively.
Purchase Price Allocation
The following table presents the final allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the Trianon Tower in the third quarter 2015 translated using the currency exchange rate on the date of the acquisition (dollars in thousands):

Assets:
Land	$82,172
Building, leasehold interests and improvements(1)	476,472
Acquired intangibles(2)	55,558
Other assets acquired	5,960
Total assets acquired	$620,162

Liabilities:
Mortgage and other notes payable	$363,294
Intangibles and other liabilities assumed(3)	31,634
Total liabilities	394,928
Redeemable non-controlling interest	1,461
Total NorthStar Realty Europe Corp. equity	222,154
Non-controlling interest	1,619
Total equity	223,773
Total liabilities and equity	$620,162
______________________________________

(1)	Includes building and tenant improvements.

(2)	Primarily includes in-place lease, above-market lease and goodwill.

(3)	Primarily includes debt assumed and other accrued expenses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2016 (dollars in thousands):

		Assets				Liabilities
Description(1)	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(2)	Intangible Liabilities, Net	Other Liabilities	Total(2)
Internos Portfolio(3)	2	$17,495	$2,224	$3,359	$23,078	$237	$1,574	$1,811
IVG Portfolio	1	4,832	288	9	5,129	230	—	230
Total	3	$22,327	$2,512	$3,368	$28,207	$467	$1,574	$2,041
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as asset sales and share sales subject to standard industry terms and conditions. The assets contributed $3.0 million and $2.2 million of revenue and a loss before income tax benefit (expense) of $0.8 million and $2.7 million for the years ended December 31, 2016 and 2015.

(2)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $1.6 million accumulated prior to being reclassified into held for sale.

(3)	One asset was sold in February 2017.
Real Estate Sales
For the year ended December 31, 2016, the Company sold 18 predominantly non-core assets with a carrying value of $368.8 million for $342.7 million, net of associated property debt repayments. The Company received $336.3 million of proceeds, net of sales costs. In connection with the sales, the Company recorded a $18.6 million realized gain in the Company’s consolidated statements of operations. Certain escrow accounts are not held by the Company and are expected to be released within the next 15 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured. In January 2017, the Company received $2.9 million which was recorded as a realized gain by the Company in 2016.
For the year ended December 31, 2015, the Company sold three predominantly non-core assets with a carrying value of $15.3 million for $22.0 million, net of associated property debt repayments. The Company received $21.1 million of proceeds, net of sales costs. In connection with the sales, the Company recorded a $6.0 million realized gain in the Company’s consolidated statements of operations.

4.	Borrowings
The following table presents borrowings as of December 31, 2016 and December 31, 2015 (dollars in thousands):

			December 31, 2016		December 31, 2015
	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex - Floating	Jan-20	GBP LIBOR + 1.75%(3)	$50,116	$49,284	$60,369	$59,210
U.K. Complex - Fixed	Jan-20	8.325%(3)	11,565	11,497	13,641	13,369
Internos Portfolio(7)(10)	Dec-20	(4)	67,455	66,619	84,497	82,329
IVG Portfolio(7)(10)	Dec-20	(4)	54,977	53,476	78,602	75,732
Deka Portfolio(7)	Dec-20	(4)	27,010	26,928	46,945	46,212
SEB Portfolio(7)	Apr-22	(5)	507,892	500,692	684,540	674,543
SEB Portfolio - Preferred	Apr-60	(6)	90,033	89,720	115,604	115,219
Trianon Tower	Jul-23	(8)	347,012	345,422	359,898	357,996
Other - Preferred	Oct-45	(9)	6,151	5,481	—	—
Total mortgage and other notes payable			1,162,211	1,149,119	1,444,096	1,424,610
Senior Notes:
Senior Notes	Dec-16	4.625%	—	—	340,000	333,798
Grand Total			$1,162,211	$1,149,119	$1,784,096	$1,758,408
________________________

(1)
All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing and denominated in the same currency as the assets securing the borrowing.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Refer to Note 9 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(3)	In May 2016, the loan was syndicated and as such the margins on the floating and fixed interest rates were adjusted.

(4)
Represents cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio. Comprised of $10.3 million principal amount of floating rate borrowings at EURIBOR plus 2.7%, $79.0 million principal amount of floating rate borrowings at EURIBOR plus 1.55%, $44.4 million principal amount of floating rate borrowings at EURIBOR plus 1.65% and $15.8 million of floating rate borrowings at GBP LIBOR plus 2.7%.

(5)	Comprised of $278.5 million principal amount of floating rate borrowing at EURIBOR plus 1.8% and $229.4 million of floating rate borrowing at GBP LIBOR plus 1.8%.

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

(10)	Includes debt associated with assets held for sale of $5.2 million.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable and the Senior Notes as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$1,162,211	$1,784,096
Premium (discount), net	—	(1,144)
Deferred financing costs, net	(13,092)	(24,544)
Carrying value	$1,149,119	$1,758,408
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2016 (dollars in thousands):

Mortgage and Other Notes Payable
Years ending December 31:
2017	$—
2018	—
2019	—
2020	211,122
2021	—
Thereafter	951,089
Total	$1,162,211
As of December 31, 2016 and 2015 the Company was in compliance with all of its financial covenants.
Senior Notes
In July 2015, the Company issued $340.0 million principal amount of 4.625% senior stock-settlable notes due December 2016 (the “Senior Notes”) for aggregate net proceeds of $331.0 million, after deducting the underwriters’ discount and other expenses. The Senior Notes were senior unsubordinated and unsecured obligations of the Company and NorthStar Realty and NorthStar Realty’s operating partnership guaranteed payments on the Senior Notes.
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded in equity in net transactions with NorthStar Realty. In February 2016, the Company repurchased approximately $150.0 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In June 2016, the Company repurchased approximately $80.0 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In August 2016, the

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company repurchased approximately $42.3 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions. In December 2016, the Company settled the remaining Senior Notes in cash at maturity.
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. In 2016, the Company drew down on this facility and subsequently repaid the outstanding balance. In October 2016, the Company permanently reduced the aggregate commitment under the Credit Facility to $35.0 million.
5.    Related Party Arrangements
Colony NorthStar, Inc.
Management Agreement
Upon completion of the Spin-off, the Company entered into a management agreement with an affiliate of the Manager for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with the Manager provides for a base management fee and incentive fee. The management contract with the Manager commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the year ended December 31, 2014.
Base Management Fee
For the years ended December 31, 2016 and 2015, the Company incurred $14.1 million and $2.3 million, respectively, related to the base management fee. As of December 31, 2016, $3.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager could increase subsequent to December 31, 2016 by an amount equal to 1.5% per annum of the sum of:

•	any equity the Company issues in exchange or conversion of exchangeable or stock-settlable notes;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in the Operating Partnership (excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”), if any, of the Company in excess of cumulative distributions paid on common stock, LTIP Units or other equity awards which began with the Company’s fiscal quarter ended March 31, 2016.

Incentive Fee
For the years ended December 31, 2016 and 2015, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Management Agreement Terms
If the Company were to spin-off any asset or business in the future, such entity would be managed by the Manager on terms substantially similar to those set forth in the management agreement between the Company and the Manager. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than the aggregate base management fee in place at the Company immediately prior to such spin-off.
The Company’s management agreement with the Manager provides that in the event of a change of control of the Manager or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The management agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by the Company or the Manager, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses the Manager for costs and expenses incurred by the Manager on the Company’s behalf. In addition, the Manager may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with the Manager (the “G&A Allocation”). The Company’s management agreement with the Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s and NorthStar Realty’s (the “NorthStar Listed Companies”) general and administrative expenses as reported in their consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) the Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of the Manager; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the Company’s allocable share of the Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, the Company will pay directly or reimburse the Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Manager and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse the Manager for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at the Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. The Manager currently determined to allocate these amounts based on assets under management.
For the years ended December 31, 2016 and 2015, the Manager allocated $0.2 million and $0.4 million, respectively, to the Company. For the years ended December 31, 2016 and 2015, the Manager did not allocate any severance to the Company.
As a result of the Mergers, the management agreement between the Manager and NorthStar Realty terminated, such that the Company remains as the sole NorthStar Listed Company.
In addition, the management agreement provides that the Company, together with NorthStar Realty and any company spun-off from the Company or NorthStar Realty, shall pay directly or reimburse the Manager for up to 50% of any long-term bonus or other compensation that the Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of the Managers’ during any year. Subject to this limitation and limitations contained in any applicable management agreement between the Manager and NorthStar Realty or any company spun-off from the Company or NorthStar Realty, the amount paid by the Company, NorthStar Realty and any company spun-off from the Company or NorthStar Realty will be determined by the Manager in its discretion. At the discretion of the Manager’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. The Company’s equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the Manager’s compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
The Manager’s Purchase of Common Stock
In June 2016, the Manager purchased 0.2 million shares of the Company’s common stock through open market purchases for an aggregate purchase price of $2.3 million.

6.	Compensation Expense
The following summarizes the equity-based compensation for the years ended December 31, 2016 and 2015:
For the years ended December 31, 2016 and 2015, the Company recorded $19.3 million and $0.9 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of December 31, 2016, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $22.6 million, provided there are no forfeitures.
In connection with the pending change in control of the Manager as a result of the Mergers, substantially all outstanding time-based equity awards issued to the Manager’s executives and non-executive employees (including the spin awards) vested in accordance with their terms. In addition, all or a portion of the outstanding performance-based awards issued to executives (excluding spin awards) vested in accordance with their terms, subject to forfeiture and reduction.
Equity Plans
Prior to the NRE Spin-Off, NorthStar Realty issued equity-based awards to directors, officers, employees and advisors pursuant to its equity plans which were adjusted upon the spins as discussed below. In addition, the Company issued equity-based awards to directors, officers, employees and advisors pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (“2015 Plan”) based in whole or in part on the fair value of the restricted stock or LTIP Units which may contain certain service or performance requirements. The performance hurdles are based on achieving performance hurdles and/or total stockholder return hurdles for a four year period, subject to the participant’s continued employment through the payment date.
Pursuant to the Company’s management agreement with the Manager, the Company and NorthStar Realty are responsible for paying up to 50% of the long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (“NSAM Bonus Plan”). Long-term bonuses are generally paid to executives in the form of equity-based awards of the Company, NorthStar Realty and the Manager, subject to performance-based and time-based vesting conditions over a four year performance period.
In connection with the NSAM Bonus Plan for the year ended 2015, approximately 31.65% of the long-term bonus was paid in restricted stock and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs subject to performance-based hurdles. In connection with the NSAM Bonus Plan for 2016, as amended by the letter agreements that the Company entered into with its executives in connection with the Mergers, the number of shares of common stock eligible to be granted as long-term bonus, the portions of the performance-based equity awards that were to vest in connection with the Mergers and the size of the bonus pool for 2016 under the NSAM Bonus Plan were fixed. In January 2017, the Company issued 172,191 restricted shares of common stock to the Manager’s executive officers as long-term bonuses for 2016 related to time-based and performance-based awards, which reflected the fixed number of shares previously agreed to in connection with the Mergers. A portion of these shares were vested upon grant and the remainder vested in connection with the Mergers. In addition, in January 2017, the Company granted 207,403 restricted shares of common stock to certain of its non-executive employees, including executives of the Company, which vested in accordance with their terms in connection with the Mergers and were otherwise subject to vesting based on continued employment through specified dates. In connection with the issuance and vesting of these shares, in January 2017, the Company retired 18,481 of the vested shares of common stock to satisfy the minimum statutory withholding requirements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity related to the issuance, vesting and forfeitures of restricted stock and Common Units. The balance as of December 31, 2016 represents Common Units whether vested or not that are outstanding and unvested shares of restricted stock (grants in thousands):

	Year Ended December 31, 2016
	Restricted Stock(1)	Common Units	Restricted Stock Units(2)	Performance RSUs(3)	Total Grants	Weighted Average Grant Price
December 31, 2015	45	692	83	298	1,118	$19.91
Granted	1,684	—	—	1,688	3,372	7.98
Vested	(587)	—	—	(117)	(704)	9.09
Forfeited	(3)	(4)	—	(1)	(8)	15.83
December 31, 2016	1,139	688	83	1,868	3,778	$11.29
___________________

(1)	Represents restricted stock included in common stock.

(2)
Represents non-employee grants subject to time-based vesting conditions. In connection with entering into the Healthcare Strategic Partnership, NorthStar Realty granted Mr. Flaherty 0.1 million RSUs on January 22, 2014, adjusted to reflect NorthStar Realty’s reverse stock split and the NRE Spin-Off, which vest on January 22, 2019, unless certain conditions are met. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Manager or in cash at the option of the Manager.

(3)
During 2016, 0.2 million performance based RSUs were issued to executives as part of the Manager’s 2015 bonus plan. The grant price per share for the performance-based RSUs was $0.41, which was determined using a risk free interest rate of 0.88% and 1.5 million performance based RSUs were issued to executive and non-executive employees as part of NorthStar Realty and the Manager’s bonus plan. The initial grant date share price ranged from $5.69 to $9.24, which was determined using a risk free interest rate of 1.16%. 0.1 million RSUs related to NorthStar Realty’s bonus plan for 2012 were settled by the Company in January 2016.

Impact of Spin-Offs
All of the vested and unvested equity-based awards granted by NorthStar Realty prior to the Spin-off remained outstanding following the Spin-off. Holders of shares of common stock of NorthStar Realty and LTIP units of NorthStar Realty’s operating partnership subject to outstanding equity awards received one share of the Company’s common stock or one Common Unit in the Company’s operating partnership, respectively, for every six shares of common stock of NorthStar Realty or LTIP units of NorthStar Realty’s operating partnership held. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs, were adjusted to also relate to one-third of a share of the Company’s common stock (after giving effect to NorthStar Realty’s one-for-two reverse stock split effected immediately following the Spin-off), but otherwise generally remain subject to the same vesting and other terms that applied prior to the Spin-off. Performance-based vesting conditions based on total stockholder return of NorthStar Realty or NorthStar Realty and the Manager were adjusted to refer to combined total stockholder return of NorthStar Realty and the Company or NorthStar Realty, the Manager and the Company, respectively, with respect to periods after the Spin-off and references to a change of control or similar term in outstanding awards, which referred to a change of control of either NorthStar Realty or the Manager, were adjusted, to the extent such awards relate to common stock of the Company or Common Units in the Company’s Operating Partnership, to refer to a change of control of either the Company or the Manager.
Following the Spin-off, NorthStar Realty and the compensation committee of its board of directors continues to administer all awards issued under the NorthStar Realty Equity Plans but the Company is obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of the Company are common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the 2015 Plan.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to executive officers and employees of the Manager or one of its subsidiaries. The restricted shares of common stock vest over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs are subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (“Absolute RSUs”). The other approximately one-half of these RSUs are market-based awards and are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (“Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.
Restricted Stock/Common Units/RSUs with Service Conditions
The Company granted restricted stock/Common Units/RSUs to executive officers of the Manager and of the Company, certain non-executive officers, board of directors and selected advisers. The fair value of restricted stock/Common Units/RSUs are based on the closing price on the date of grant, multiplied by the number of unvested awards and expensed over the assumed service period for employees with subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change for non-employees. Such vesting periods range from three to five years. Certain awards vest subject to minimum statutory tax withholding requirements.
Equity-Based Awards with Performance Conditions
The Company also granted certain equity-based awards with performance requirements to executive officers of the Manager and of the Company and non-executives including awards issued as part of the Spin-Off. These market based awards (other than the spin-awards) are subject to achieving total stockholder return hurdles for the approximately four year period ended December 31 following the plan year. Certain awards vest subject to minimum statutory tax withholding requirements.

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
In November 2016, the Company issued 43,518 shares of common stock with a fair value at the date of grant of $0.5 million to its non-employee directors in connection with their re-election to the Company’s board of directors as part of their annual grants. The stock vested immediately.
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Company’s board of directors authorized the repurchase of up to an additional $100 million of its outstanding common stock. The authorization expires in November 2017, unless otherwise extended by the Company’s board of directors. For the year ended December 31, 2016, the Company repurchased 5.7 million shares of its common stock for approximately $58.6 million. From November 2015 through December 31, 2016, the Company repurchased 9.3 million shares of its common stock for approximately $100.0 million.
Dividends
The following table presents dividends declared (on a per share basis) during the years ended December 31, 2016 and 2015:

Common Stock
Declaration Date	Dividend Per Share
2016
March 15	$0.15
May 10	$0.15
August 3	$0.15
November 1	$0.15
2015
November 23	$0.15

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
The following table presents EPS for the years ended December 31, 2016, 2015 and 2014 (dollars and shares in thousands, except per share data):

	NorthStar Europe Period				Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,		January 1 to September 15,
	2016(1)	2015(1)	2014(1)		2014(1)
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp.	$(61,753)	$(143,136)	$(33,630)		$(3,007)
Net income (loss) attributable to Unit Holders non-controlling interest	(778)	(1,052)	—		—
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(62,531)	$(144,188)	$(33,630)		$(3,007)
Denominator:(2)
Weighted average shares of common stock	57,875	62,184	62,988	(3)	62,988	(3)
Weighted average Unit Holders(1)	690	681	—		—
Weighted average shares of common stock and Unit Holders(2)	58,565	62,865	62,988	(3)	62,988	(3)
Earnings (loss) per share:
Basic	$(1.07)	$(2.30)	$(0.53)	(3)	$(0.05)	(3)
Diluted	$(1.07)	$(2.30)	$(0.53)	(3)	$(0.05)	(3)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of December 31, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)
Basic and diluted earnings per common share for the year ended December 31, 2014 was calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. As the Operating Partnership was formed in conjunction with the Spin-off, non-controlling interest related to Unit Holders was recognized for the year ended December 31, 2015 to retrospectively adjust for common control of the business (refer to Note 2). The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. In connection with the formation of the Operating Partnership in November 2015, the Company recorded a non-controlling interest of $8.7 million related to Unit Holders. As of December 31, 2016, 688,057 Common Units and LTIP Units were outstanding, representing a 1.2% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the years ended December 31, 2016 and 2015 was a net loss of $0.8 million and $1.1 million, respectively.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder may redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

temporary equity due to the redemption option. For the years ended December 31, 2016 and 2015, the Company recorded an immaterial amount, in net loss attributable to non-controlling interests, respectively, to adjust the carrying value to its redemption value as of December 31, 2016.

9.	Risk Management and Derivative Activities
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2016 and 2015 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of December 31, 2016:
Interest rate caps	4	$1,107,400	$8,659	(1)	January 2020 - July 2023
Foreign currency forwards(2)	2	72,806	5,070	N/A	February 2017 - November 2017
Total	6	$1,180,206	$13,729

As of December 31, 2015:
Interest rate caps	6	$1,429,216	$23,375	(1)	April 2016 - July 2023
Foreign currency forwards(2)	3	154,353	417	N/A	February 2016 - November 2017
Total	9	$1,583,569	$23,792
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2016 and 2015 (dollars in thousands):

	Balance Sheet	December 31, 2016	December 31, 2015
	Location
Interest rate caps	Derivative assets	$8,659	$23,375
Foreign currency forwards	Derivative assets	$5,070	$417

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

		NorthStar Europe Period			Prior Owner Period
		Year Ended December 31,		September 16 to December 31,	January 1 to September 15,
		2016	2015	2014	2014
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on investments and other(1)	$(14,936)	$(8,897)	$(210)	$2,110
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	4,653	417	—	—
Net cash receipt (payment) on derivatives	Realized gain (loss) on investments and other	(787)	—	—	—
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments and gain (loss) relating to the termination of interest rate caps.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2016 and 2015. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2016 and 2015.

10.	Fair Value
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
Financial assets and liabilities are recorded at fair value on the consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,180,206	$13,729	$13,729	$1,583,569	$23,792	$23,792
Financial liabilities:(1)
Mortgage and other notes payable	$1,162,211	$1,149,119	$1,146,134	$1,444,096	$1,424,610	$1,424,610
Senior notes	—	—	—	340,000	333,798	327,330
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
Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period or market credit spreads over the rate payable on fixed rate U.S. Treasury of like maturities. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Senior Notes
For the Senior Notes, the Company used available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs or quoted prices for similar liabilities in an active market, and as such, are classified as Level 2 of the fair value hierarchy.

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
The Company engages third-party service providers for its portfolio who are remunerated based on either a fixed fee or a percentage of rental income. The contract terms vary by party and are subject to termination options. These costs are recorded in properties - operating expense and other expenses in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, as part of the terms of the sales, as is customary for such transaction in Europe, the Company agreed to provide certain warranties to the buyer.
Obligations Under Ground Leases
The following table presents minimum future rental payments under the Company’s contractual ground lease obligations for certain building leaseholds for the year ended December 31, 2016 (dollars in thousands):

Years ending December 31:	Total(1)
2017	$619
2018	619
2019	619
2020	619
2021	619
Thereafter	41,756
Total minimum lease payments	$44,851
__________________

(1)	Represent one ground lease with an expiry in 2237 and two ground leases with an expiry of 2089. None of these are paid directly by the tenants.

Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the year ended December 31, 2016, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 7.4 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue. Additionally, for the year ended December 31, 2016, Germany, France, the United Kingdom and the Netherlands each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

12.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	NorthStar Europe Period
	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Rental income	$25,700	$29,798	$33,990	$34,833
Escalation income	5,347	7,828	5,908	6,090
Total expenses	46,521	46,722	79,514	53,409
Income (loss) before income tax benefit (expense)	14,128	(10,115)	(33,789)	(29,984)
Net income (loss)	13,902	(12,770)	(34,309)	(29,325)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	13,859	(12,721)	(33,909)	(28,982)
Earnings (loss) per share:(1)
Basic	$0.25	$(0.22)	$(0.57)	$(0.49)
Diluted	$0.24	$(0.22)	$(0.57)	$(0.49)
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	NorthStar Europe Period
	Three Months Ended
	December 31,	September 30,		June 30,		March 31,
	2015	2015		2015		2015
Rental income	$37,098	$34,072		$28,344		$1,509
Escalation income	6,825	8,106		3,213		678
Total expenses	67,794	69,350		117,418		3,440
Income (loss) before income tax benefit (expense)	(19,636)	(35,772)		(73,120)		(16,290)
Net income (loss)	(34,180)	(31,932)		(76,688)		(1,343)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	(33,949)	(31,892)		(75,983)		(1,312)
Earnings (loss) per share:(2)
Basic	$(0.55)	$(0.51)	(1)	$(1.21)	(1)	$(0.02)	(1)
Diluted	$(0.55)	$(0.51)	(1)	$(1.21)	(1)	$(0.02)	(1)
__________________

(1)
Basic and diluted earnings per common share for the periods prior to November 1, 2015 were calculated using the common stock issued in connection with the Spin-off and exclude the effect of any equity-based awards outstanding at that date that were not dilutive.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

13.	Segment Reporting
The Company currently conducts its business through the following two segments, based on how management reviews and manages its business:

•
Real Estate - The European commercial real estate business is predominantly focused on prime office properties located in key cities within Germany, the United Kingdom and France. The Company acquired its first real estate investment in September 2014.

•	Corporate - The corporate segment includes corporate level interest expense, management fee and general and administrative expenses.
The following tables present segment reporting for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	NorthStar Europe Period
	Year Ended December 31, 2016
Statement of Operations:	Real Estate		Corporate		Total
Rental income(1)	$124,321	(1)	$—		$124,321
Escalation income(1)	25,173	(1)	—		25,173
Interest expense(3)	30,974		10,465		41,439
Income (loss) before income tax benefit (expense)	(4,005)		(55,755)	(4)	(59,760)
Income tax benefit (expense)	(2,742)		—		(2,742)
Net income (loss)	(6,747)	(2)	(55,755)		(62,502)
Balance Sheet:
December 31, 2016:
Total Assets	$1,835,531		$9,861		$1,845,392
___________________________________

(1)	Includes revenues attributable to Germany, the United Kingdom, France and the Netherlands of $56.8 million, $38.5 million, $21.6 million and $17.0 million, respectively.

(2)	Primarily relates to rental income offset by depreciation and amortization expense of $65.0 million and impairment loss of $27.5 million.

(3)	Includes $3.7 million and $3.4 million of amortization of deferred financing costs in the real estate and corporate segments, respectively.

(4)	Includes an allocation of general and administrative expenses from the Manager of $0.2 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	NorthStar Europe Period
	Year Ended December 31, 2015
Statement of Operations:	Real Estate		Corporate		Total
Rental income	$101,023	(1)	$—		$101,023
Escalation income	18,822	(1)	—		18,822
Interest expense(3)	25,365		10,764		36,129
Income (loss) before income tax benefit (expense)	(106,141)		(38,677)	(4)	(144,818)
Income tax benefit (expense)	675		—		675
Net income (loss)	(105,466)	(2)	(38,677)		(144,143)
Balance Sheet:
December 31, 2015:
Total Assets	$2,544,992		$138,058		$2,683,050
___________________________________

(1)	Includes revenues attributable to Germany, the United Kingdom, France and the Netherlands of $34.4 million, $37.1 million, $16.1 million and $15.1 million, respectively.

(2)	Primarily relates to depreciation and amortization expense of $56.3 million and transaction costs related to the New European Investments of $99.1 million.

(3)	Includes $2.9 million and $3.0 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

(4)	Includes an allocation of general and administrative expenses from the Manager of $0.4 million.

	NorthStar Europe Period					Prior Owner Period
	September 16, 2014 to December 31, 2014					January 1 to September 15, 2014
Statement of Operations:	Real Estate		Corporate		Total	Real Estate	Corporate		Total
Rental income	$1,740	(1)	$—		$1,740	$4,455	$—		$4,455
Escalation income	982	(1)	—		982	2,707	—		2,707
Interest expense	165		—		165	3,486	—		3,486
Income (loss) before income tax benefit (expense)	(32,699)	(2)	(1,207)	(3)	(33,906)	1,434	(4,441)	(3)	(3,007)
Income tax benefit (expense)	—		—		—	—	—		—
Net income (loss)	(32,699)		(1,207)		(33,906)	1,434	(4,441)		(3,007)
Balance Sheet:
December 31, 2014:
Total Assets	$160,271		$—		$160,271	$—	$—		$—
___________________________________

(1)	Represents revenues from the U.K. Complex in the United Kingdom of $2.7 million.

(2)	Primarily relates to transaction costs related to the U.K. Complex of $4.3 million and to the New European Investments of $27.5 million.

(3)	Includes an allocation of general and administrative expense based on an estimate of expenses had the Company been run as an independent entity (refer to Note 2).

14.	Subsequent Events
Dividends
On March 8, 2017, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on March 24, 2017 to stockholders of record as of the close of business on March 20, 2017.
Sales
Subsequent to December 31, 2016, the Company sold one non-core asset in the Internos Portfolio with a carrying value of $17.2 million for $23.6 million, which was recorded in assets held for sale in the consolidated balance sheet as of December 31, 2016.
Mergers
On January 10, 2017, the Company’s external manager, NSAM completed the tri-party merger with NorthStar Realty and Colony under which the companies combined in an all-stock merger of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. Colony NorthStar is a leading global equity REIT with an embedded investment management platform. As a result of the Mergers, substantially all restricted shares and RSUs vested and only RSUs subject to performance-based hurdles remain outstanding.

NORTHSTAR REALTY EUROPE AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Country, City	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)	Date Acquired	Life on Which Depreciation is Computed
Germany
Hamburg 2	$38,395	$30,140	$21,691	$637	$30,140	$22,328	$52,468	$1,456	$51,012	4/1/2015	40 years
Hamburg 1	30,028	21,603	26,411	1,119	21,603	27,530	49,133	1,621	47,512	4/1/2015	40 years
Frankfurt 1	345,422	78,489	455,117	808	78,489	455,925	534,414	20,975	513,439	7/15/2015	40 years
Berlin 2	10,172	759	20,120	16	759	20,136	20,895	873	20,022	4/8/2015	40 years
Berlin 3	7,061	793	10,950	—	793	10,950	11,743	475	11,268	4/8/2015	40 years
Köln 1	16,394	10,916	17,580	274	10,916	17,854	28,770	950	27,820	4/8/2015	40 years
Münster	4,385	2,467	4,994	828	2,467	5,822	8,289	243	8,046	4/8/2015	40 years
Berlin 1	25,728	7,396	33,098	—	7,396	33,098	40,494	1,559	38,935	4/8/2015	40 years
Frankfurt 2	10,535	3,954	13,972	1,095	3,954	15,067	19,021	763	18,258	4/8/2015	40 years
Werl	1,520	873	2,412	—	873	2,412	3,285	143	3,142	4/8/2015	40 years
Bremen	—	305	1,224	—	305	1,224	1,529	195	1,334	4/8/2015	40 years
Subtotal	489,640	157,695	607,569	4,777	157,695	612,346	770,041	29,253	740,788
France
Paris 1	83,005	87,959	48,561	15	87,959	48,576	136,535	3,021	133,514	4/1/2015	40 years
Paris 2	47,280	30,290	39,355	—	30,290	39,355	69,645	2,357	67,288	4/1/2015	40 years
Paris 5	6,128	9,259	3,821	—	9,259	3,821	13,080	217	12,863	4/8/2015	40 years
Paris 3	23,082	31,168	11,927	1,180	31,168	13,107	44,275	720	43,555	4/8/2015	40 years
Marly	19,521	4,450	38,656	—	4,450	38,656	43,106	1,723	41,383	4/8/2015	40 years
Subtotal	179,016	163,126	142,320	1,195	163,126	143,515	306,641	8,038	298,603
United Kingdom
Woking	60,781	—	43,621	2,094	—	45,715	45,715	3,436	42,279	9/16/2014	40 years
London 2	99,767	15,332	115,740	1,290	15,332	117,030	132,362	6,349	126,013	4/1/2015	40 years
London 1	126,330	—	172,241	92	—	172,333	172,333	8,152	164,181	4/1/2015	40 years
St. Albans	3,463	1,904	4,417	—	1,904	4,417	6,321	280	6,041	4/8/2015	40 years
Glasgow	4,512	2,262	6,440	—	2,262	6,440	8,702	325	8,377	4/8/2015	40 years
London 3	7,472	6,314	6,073	3	6,314	6,076	12,390	326	12,064	4/8/2015	40 years
Subtotal	302,325	25,812	348,532	3,479	25,812	352,011	377,823	18,868	358,955
Netherlands
Rotterdam	75,885	10,044	130,392	—	10,044	130,392	140,436	6,590	133,846	4/1/2015	40 years
De Meern	1,853	1,768	486	4	1,768	490	2,258	101	2,157	4/8/2015	40 years
Subtotal	77,738	11,812	130,878	4	11,812	130,882	142,694	6,691	136,003
Portugal
Lisboa	—	588	10,534	—	588	10,534	11,122	508	10,614	4/8/2015	40 years
Spain
Madrid	—	1,522	4,575	14	1,522	4,589	6,111	227	5,884	4/8/2015	40 years
Grand Total	$1,048,719	$360,555	$1,244,408	$9,469	$360,555	$1,253,877	$1,614,432	$63,585	$1,550,847

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Country, City	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)	Date Acquired	Life on Which Depreciation is Computed
Held-for-Sale
Germany
Bottrop	$2,914	$1,230	$3,825	$17	$1,230	$3,842	$5,072	$240	$4,832	4/8/2015	N/A
Portugal
Albufeira	—	4,389	8,432	56	4,389	8,488	12,877	343	12,534	4/8/2015	N/A
Netherlands
Rijswijk	2,285	738	3,592	859	738	4,451	5,189	228	4,961	4/8/2015	N/A
Grand Total	$5,199	$6,357	$15,849	$932	$6,357	$16,781	$23,138	$811	$22,327
______________________

(1)	Excludes the preferred equity certificates of $95.2 million.

(2)	Aggregate cost for federal income tax purposes is $1.8 billion as of December 31, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2016
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio as of December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Beginning balance	$2,120,460	$55,413	$—
Property acquisitions	—	2,080,038	57,433
Reclassification	(733)	—	—
Transfers to held for sale	(23,138)	(5,330)	—
Improvements	10,792	3,414	493
Retirements and disposals	(353,883)	(14,514)	—
Foreign currency translation	(139,066)	1,439	(2,513)
Ending balance	$1,614,432	$2,120,460	$55,413
The following table presents changes in accumulated depreciation as of December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Beginning balance	$(35,303)	$(517)	$—
Depreciation expense	(45,219)	(35,842)	(530)
Assets held for sale	811	31	—
Retirements and disposals	10,635	213	—
Foreign currency translation	5,491	812	13
Ending balance	$(63,585)	$(35,303)	$(517)

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
Internal Control over Financial Reporting
(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
(b) Changes in internal control over financial reporting.
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
Our Directors
Our board of directors presently consists of seven members. On January 8, 2016, each of Messrs. David T. Hamamoto, Mario Chisholm, Oscar Junquera, Wesley D. Minami, and Ms. Judith A. Hannaway were elected to serve on our board of directors until the 2017 annual meeting of our stockholders and until his or her successor is duly elected and qualified. Ms. Dianne Hurley and Mr. Richard Saltzman were elected to serve on our board of directors until the 2017 annual meeting of our stockholders and until his or her successor is duly elected and qualified on August 3, 2016 and February 14, 2017, respectively. Set forth below is each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Also set forth below are the specific experience, qualifications, attributes and skills of the directors that led our board of directors to conclude that each such person should serve as our director:

Name	Age	Position
David T. Hamamoto	57	Chairman
Richard B. Saltzman	60	Director
Mario Chisholm	33	Independent Director
Judith A. Hannaway	64	Independent Director
Oscar Junquera	63	Independent Director
Wesley D. Minami	60	Independent Director
Dianne Hurley	54	Independent Director
David T. Hamamoto.  Mr. Hamamoto has served as Chairman of the board of directors of our company since October 2015 and as a director since June 2015. Mr. Hamamoto is the Executive Vice Chairman of CLNS having previously served as Executive Chairman of NSAM, the predecessor to CLNS, since August 2015 and served as Chief Executive Officer from January 2014 to August 2015. Mr. Hamamoto held the position of Chairman of NorthStar Realty from October 2007 until January 2017, having previously served as a director since October 2003. Mr. Hamamoto also served as Chief Executive Officer of NorthStar Realty from October 2004 to August 2015 and as President from October 2004 to April 2011.
Mr. Hamamoto previously served as Chairman of NorthStar Real Estate Income Trust, Inc. from February 2009 until August 2015, and served as its Chief Executive Officer from February 2009 until January 2013. In addition, Mr. Hamamoto served as Chairman of NorthStar Healthcare Income, Inc. from January 2013 until January 2014, and of NorthStar Real Estate Income II, Inc. from December 2012 until August 2015. Mr. Hamamoto further served as Co-Chairman of NorthStar/RXR New York Metro Real Estate, Inc. (NorthStar/RXR), from March 2014 until August 2015.
Additionally, Mr. Hamamoto serves as a member of the advisory committee of RXR Realty LLC, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area and the co-sponsor of NorthStar/RXR, a position he has held since December 2013. Mr. Hamamoto also serves as a member of the executive committee of Island Hospitality Management Inc., a position he has held since January 2015. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until October 2004.
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

Richard B. Saltzman. Mr. Saltzman, has served as our director since February 2017, and has been the Chief Executive Officer and President of Colony NorthStar since January 2017. Mr. Saltzman has been Chief Executive Officer, President and a member of the Board of Directors of Colony Capital, Inc., the predecessor to Colony NorthStar since June 2009. He also served as President of Colony Capital LLC, or CCLLC, the external manager of Colony Capital prior to internalization in 2009. Prior to joining the Colony Capital business in 2003, Mr. Saltzman spent 24 years in the investment banking business primarily specializing in real estate-related businesses and investments.
Most recently, he was a Managing Director and Vice Chairman of Merrill Lynch's investment banking division. As a member of the investment banking operating committee, he oversaw the firm's global real estate, hospitality and restaurant businesses. Previously, he also served as Chief Operating Officer of Investment Banking and had responsibility for Merrill Lynch's Global Leveraged Finance business. Mr. Saltzman was also responsible for various real estate-related principal investments, including the Zell/Merrill Lynch series of funds which acquired more than $3.0 billion of commercial real estate assets and where he was a member of the investment committee.
Mr. Saltzman serves on the Board of Directors of Kimco Realty Corporation (NYSE: KIM) and the Board of Trustees of Colony Starwood Homes (NYSE: SFR). Previously, he was also a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), on the board of directors of the Real Estate Roundtable and a member of the Board of Trustees of the Urban Land Institute, Treasurer of the Pension Real Estate Association, a Director of the Association of Foreign Investors in Real Estate and a past Chairman of the Real Estate Capital Policy Advisory Committee of the National Realty Committee.
Mr. Saltzman received his Bachelor of Arts from Swarthmore College in 1977 and a Master of Science in Industrial Administration from Carnegie Mellon University in 1979.
Consideration for Recommendation: Mr. Saltzman’s expertise in real estate-related businesses, investments and capital markets, developed through more than 37 years of real estate principal investing and investment banking experience, provides a valuable perspective to our board of directors in developing, leading and overseeing our business. Mr. Saltzman’s current and past service on the boards of a real estate investment trust and other real estate-based organizations also provides our board of directors with valuable perspectives into the real estate industry.
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
Judith A. Hannaway. Ms. Hannaway has served as our lead independent director since October 2015. During the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway also served as a director of NorthStar Realty and NSAM from September 2004 and June 2014, respectively, through January 2017. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management.

Consideration for Recommendation: Ms. Hannaway has had significant experience at major financial institutions and has broad ranging financial services expertise and experience in the areas of financial reporting, risk management and alternative investment products. Ms. Hannaway’s financial-related experience qualifies her to serve as our director.
Oscar Junquera. Mr. Junquera has served as an independent director since October 2015. Mr. Junquera also serves on the board of directors of Toroso Investments LLC and has previously served on the board of directors of NSAM from June 2014 through January 2017. Mr. Junquera has also previously served on the board of directors of HF2 Financial Management Inc. from February 2013 until March 2015. Mr. Junquera is the founder of PanMar Capital llc., a private equity firm specializing in the financial services industry and has been a Managing Partner since its formation in January 2008. Mr. Junquera worked on matters related to the formation of PanMar Capital llc. from July 2007 until December 2008. From 1980 until June 2007, Mr. Junquera was at PaineWebber, which was sold to UBS AG in 2000. He began at PaineWebber in the Investment Banking Division and was appointed Managing Director in 1988, Group Head-Financial Institutions in 1990 and a member of the Investment Banking Executive Committee in 1995. Following the sale of PaineWebber to UBS in 2000, Mr. Junquera was appointed Global Head of Asset Management Investment Banking at UBS and was responsible for establishing and building the bank’s franchise with mutual fund, institutional, high net worth and alternative asset management firms, as well as banks, insurance and financial services companies active in asset management. Mr. Junquera has served on the Board of Trustees of the Long Island Chapter of the Nature Conservancy and is a supporter of various other charitable organizations. He holds a Bachelor of Science from the University of Pennsylvania’s Wharton School and a Master of Business Administration from Harvard Business School.
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
Wesley D. Minami. Mr. Minami has served as our independent director since October 2015. Mr. Minami serves as Principal of Billy Casper Golf LLC, a position he has held since March 2012, and served as President of Billy Casper Golf LLC from 2003 until March 2012. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the NYSE. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone-Smith Trust, an apartment company that was listed on the NYSE. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami also served as a director of NorthStar Realty and NSAM from September 2004 and June 2014, respectively, through January 2017. Mr. Minami holds a Bachelor of Arts in Economics, with honors, from Grinnell College and a Master of Business Administration in Finance from the University of Chicago.
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
Dianne Hurley. Ms. Hurley has served as our independent director since July 2016. Ms. Hurley works as a consultant to startup asset management firms. Since September 2016, Ms. Hurley served as the startup Chief Operating Officer of Stonecourt Capital, a middle-market growth private equity firm. From August 2015 to September 2016, Ms. Hurley served as the startup Chief Operating Officer of Imperial Companies, a real estate private investment firm and from January to June 2015, she worked as startup Chief Administrative Officer of RedBird Capital Partners, a growth private equity firm. From November 2011 to January 2015, Ms. Hurley served as Managing Director of SG Partners, an executive search firm, where her responsibilities included business development and execution of private equity, hedge fund and real estate recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, of Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in the real estate department at Goldman Sachs. Ms. Hurley has served as an independent director and audit committee chairperson of NorthStar Real Estate Capital Income Fund since March 2016, as an independent director and audit committee member of NorthStar/RXR New York Metro Real Estate, Inc. since February 2015 and as an independent director and audit committee chairperson of Griffin-American Healthcare REIT IV, Inc. since February 2016. Ms. Hurley holds a Bachelor of Arts from Harvard University and a Master of Business Administration from the Yale School of Management.
Consideration for Recommendation: Ms. Hurley’s knowledge of real estate finance and operations qualify her to serve as a director. Our board of directors also believe that her regulatory and compliance experience will bring valuable insight to us. With her extensive background in real estate finance and real estate operations, Ms. Hurley brings valuable business skills to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2016 by Section 16(a) of the Exchange Act were timely made.
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
The following table shows the current membership of the various committees:

Audit	Compensation	Nominating and Corporate Governance
Wesley D. Minami*^	Oscar Junquera*	Judith A. Hannaway*
Mario Chisholm	Judith A. Hannaway	Wesley D. Minami
Oscar Junquera	Mario Chisholm	Dianne Hurley
__________________________
*    Denotes chairperson
^    Denotes Audit Committee Financial Expert

Audit Committee
Our board of directors has determined that all three members of the Audit Committee are independent and financially literate under the rules of the NYSE and that at least one member, Mr. Minami, who chairs the Audit Committee is an “audit committee financial expert,” as that term is defined by the SEC. Mr. Minami replaced Mr. Schoenherr in January 2017 as the chair of the Audit Committee. The Audit Committee is responsible for, among other things, engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and assisting our board of directors in its oversight of our internal controls over financial reporting.
A copy of the Audit Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Compensation Committee
Our board of directors has determined that all members of the Compensation Committee are independent under the rules of the NYSE. Mr. Junquera chairs the Compensation Committee. The Compensation Committee is responsible for, among other things, determining compensation for our executive officers, administering and monitoring our equity compensation plans, evaluating the performance of our executive officers and producing an annual report on executive compensation for inclusion in our annual meeting proxy statement. The Compensation Committee may delegate some or all of its duties to a subcommittee comprising one or more members of the Compensation Committee.
A copy of the Compensation Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Nominating and Corporate Governance Committee
Ms. Hannaway chairs the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, seeking, considering and recommending to our board of directors qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting. It also periodically prepares and submits to our board of directors for adoption the Nominating and Corporate Governance Committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance, and annually recommends to our Board nominees for each committee of our board of directors. In addition, the Nominating and Corporate Governance Committee annually facilitates the assessment of our board of director’s performance as a whole and of the individual directors and reports thereon to our board of directors.
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

Name	Age	Position
Mahbod Nia	40	Chief Executive Officer and President
Scott A. Berry	38	Chief Financial Officer and Treasurer
Trevor K. Ross	39	General Counsel and Secretary
Mahbod Nia. Mr. Nia has served as our Chief Executive Officer and President since June 2015. Mr. Nia also serves as Managing Director at CLNS, a position he has held since January 2017 and served as Managing Director and Head of European Investments at NSAM, a position he held from July 2014 to January 2017. Prior to joining NSAM, Mr. Nia acted for PanCap Investment Partners, a European real estate investment and advisory firm with a diverse client base including Goldman Sachs (REPIA) and other blue chip instituions. From 2007 to 2009, Mr. Nia was a Senior Executive Director in the Real Estate Banking Group at Goldman Sachs. Prior to 2007, Mr. Nia served in various positions at Citigroup Inc. (formerly Salomon Brothers). Mr. Nia holds a Masters in Economics and Finance from the University of Warwick and a First Class Honors degree in Economics for Business.
Scott A. Berry. Mr. Berry has served as our Chief Financial Officer and Treasurer since December 2015. Mr. Berry also serves as Managing Director at Colony NorthStar, Inc., a position he has held since January 2017 and served as Managing Director at NorthStar Asset Management Group, Inc. between December 2015 and January 2017. Mr. Berry previously served as the co-

chief financial officer of Eurocastle Investment Limited, a publicly traded closed-ended investment firm that is managed by Fortress Investment Group, which he joined in September 2011. Mr. Berry also served on the audit committee, management boards and transaction approval panel of Eurocastle Investment Limited. Prior to his employment with Eurocastle Investment Limited, he served as the financial controller for CBS Outdoor Limited from November 2007 until September 2011 and served on its operating board and deal board. Mr. Berry held management positions in finance at Airwave Solutions Limited from August 2006 to November 2007 and Ford Motor Car Company Limited from March 2006 to August 2006. Mr. Berry qualified as a chartered accountant with Deloitte Touche Tohmatsu Limited (Deloitte) in 2003 and is registered with the South African Institute of Chartered Accountants. He holds a Bachelor of Commerce and a Bachelor of Accounting from the University of the Witwatersrand, South Africa.
Trevor K. Ross. Mr. Ross has served as our General Counsel and Secretary since September 2015. Mr. Ross also serves as Managing Director and Deputy General Counsel, Europe at Colony NorthStar, Inc., a position he has held since January 2017. Prior to joining us, Mr. Ross was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Ross practiced at Hunton & Williams from September 2002 until August 2015 where he advised numerous REITs and other specialty finance companies and specialized in capital markets transactions, mergers and acquisitions, securities law compliance and corporate governance matters. Mr. Ross holds a Bachelor of Business Administration and Juris Doctor, each from Mercer University.
Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by our Manager and related affiliates. Our named executive officers are all employees of our Manager or its affiliates and are utilized by our Manager to provide management services for us. During 2016, prior to the Mergers, all of the compensation that we paid to our named executive officers consisted of equity-based compensation determined by our compensation committee in connection with the Spin-off, as well as equity-based compensation issued pursuant to the terms of our management agreement.
For a discussion of the compensation that Colony NorthStar pays its named executive officers, see the proxy statement filed by our Manager for its 2017 annual meeting of stockholders, filed with the Securities and Exchange Commission. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to Colony NorthStar and its subsidiaries.
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a smaller reporting company.
Spin-Off Grants
In connection with the Spin-off, on March 7, 2016, our compensation committee granted restricted shares of our common stock and restricted stock units, or RSUs, under the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, or the 2015 Plan, to our named executive officers and other executives or employees of our manager or its affiliates. These grants were made in order to provide long-term incentives to the recipients following the Spin-off and align their interests with those of our stockholders. All of the grants of restricted common stock were scheduled to vest over the period from the grant date through December 31, 2019, and all of the RSUs are currently subject to the achievement of performance-based vesting conditions. Approximately 50% of the RSUs, which we refer to as the Absolute TSR RSUs, are subject to the achievement of performance-based hurdles relating to our absolute total stockholder return, or TSR. The other 50% of the RSUs, which we refer to as the Relative TSR RSUs, are subject to the achievement of performance-based hurdles based on our TSR relative to the MSCI US REIT Index.
As a part of these awards, our compensation committee granted each named executive officer the following number of shares/units:

Name	Restricted Stock (#)	Absolute TSR RSUs (#)	Relative TSR RSUs (#)
Mahbod Nia	172,043	129,033	129,032
Scott A. Berry	21,505	16,129	16,129
Trevor K. Ross	21,505	16,129	16,129
Restricted Common Stock
The restricted shares of our common stock were subject to vesting in four equal annual installments on each of December 31, 2016, 2017, 2018 and 2019 based on each named executive officer’s continued employment through such dates. In accordance with the terms of the restricted stock award agreements, vesting of these awards accelerated in full upon the closing of the Mergers because the transaction resulted in a change of control of NSAM.

Absolute TSR RSUs
The Absolute TSR RSUs will only vest if and to the extent our TSR during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by Colony NorthStar or one of its subsidiaries through the end of such period. In order for all of the RSUs to vest, our TSR must equal or exceed 15%, compounded annually, during this period. An amount equal to at least 25% but less than 100% of the RSUs will vest if our TSR equals or exceeds 8% and is less than 15%, compounded annually, which amount shall be determined through linear interpolation. None of the RSUs will vest if our TSR for this period is less than 8%, compounded annually. Upon vesting pursuant to the terms of the Absolute RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Relative TSR RSUs
The Relative TSR RSUs will only vest if and to the extent our relative TSR compared to the MSCI US REIT Index during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by Colony NorthStar or one of its subsidiaries through the end of such period. The recipient will vest in 125% of the number of RSUs granted if our annual compounded TSR equals or exceeds 150% of the annual compounded total return generated by the MSCI US REIT Index during this period. An amount equal to at least 25% but less than 125% of the RSUs will vest and be earned if our annual compounded TSR equals or exceeds 50% and is less than 150% of the annual compounded total return generated by the MSCI US REIT Index, which amount shall be determined through linear interpolation. None of the RSUs will vest or be earned if our annual compounded TSR is less than 50% of the annual compounded total return generated by the MSCI US REIT Index. In the event that our TSR or the MSCI US REIT Index are negative during this period, these percentages will be calculated in a manner that measures the difference in absolute value between our TSR and the MSCI US REIT Index as compared to the absolute value of the TSR of the MSCI US REIT Index. Upon vesting pursuant to the terms of the Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Compensation Paid Pursuant to Management Agreement
Management Agreement
Pursuant to the terms of the management agreement that we entered into with a subsidiary of our Manager in connection with the Spin-off, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, shall pay directly or reimburse our Manager for up to 50% of any long-term bonus or other compensation that our Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of our Manager during any year. Subject to this limitation and limitations contained in any applicable management agreement between our Manager and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by our Manager in its discretion. At the discretion of our Manager’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of our Manager compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
2016 Equity Awards under Management Agreement
In recognition of our named executive officers’ performance in 2015, our Manager’s compensation committee decided to award long-term bonuses in equity to our named executive officers in early 2016. As a result, in order to fulfill our obligations under the management agreement, we issued restricted shares of our common stock to our named executive officers under the 2015 Plan on February 24, 2016. Based on the terms established by our Manager, these shares were subject to vesting in three substantially equal annual installments on December 31, 2016, 2017 and 2018, based on the named executive officer’s continued employment with our Manager or one of its subsidiaries through such dates. In connection with the Mergers, all of our unvested equity awards that were granted to our named executive officers prior to the signing of the merger agreement and that were scheduled to vest based solely on continued employment, were, in accordance with their terms, 100% vested upon the closing of the Mergers. Accordingly, the time-based equity awards granted as a long-term bonus pursuant to the management agreement became fully vested upon the closing of the Mergers.
Summary Compensation Table
The following table sets forth the compensation for each of our named executive officers in accordance with Item 402(n) of Regulation S-K.

Name and Principal Position	Stock Awards ($)(2)	Total Compensation ($)
Mahbod Nia	4,894,629	4,894,629
Chief Executive Officer and President
Scott A. Berry	511,820	511,820
Chief Financial Officer and Treasurer
Trevor K. Ross	586,827	586,827
General Counsel and Secretary
___________________

(1)
During 2015, the only one of our executive officers who was a “named executive officer” for whom compensation related disclosures were required to be provided was our Chief Executive Officer and President, Mahbod Nia. We did not pay Mr. Nia for serving in his position in 2015, and accordingly, no compensation was reportable for that year.

(2)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in 2016. Includes grants of: (i) restricted shares of our common stock that were granted as long-term bonus for 2015, scheduled to vest in substantially equal installments on December 31, 2016, 2017 and 2018, subject to the named executive officer’s continued employment through the applicable vesting date; (ii) restricted shares of our common stock that were granted in connection with the Spin-off, scheduled to vest in substantially equal installments on December 31, 2016, 2017, 2018 and 2019, subject to the named executive officer’s continued employment through the applicable vesting date; and (iii) Absolute TSR RSUs and Relative TSR RSUs that were granted in connection with the Spin-off, which remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2019 and are subject to the named executive officer’s continued employment through such date. If we assumed that all of the performance goals and time vesting for the Absolute TSR RSUs and Relative TSR RSUs would be achieved at the grant date, the value of the awards would have been as follows: Mahbod Nia - $3,321,295; Scott A. Berry - $415,158; and Trevor K. Ross - $415,158. The fair value of these RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 1.16%.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2016.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mahbod Nia	201,992	2,539,039	64,516	810,966
Scott A. Berry	17,940	225,506	8,064	101,364
Trevor K. Ross	24,113	303,100	8,064	101,364
___________________

(1)	For each of our named executive officers, includes the following:

Name	Long-Term Bonus 2015(a)	Spin-off Restricted Stock(b)	Pre-Spin-off NorthStar Realty Equity Awards(c)
Mahbod Nia	72,464	129,033	495
Scott A. Berry	1,811	16,129	—
Trevor K. Ross	7,246	16,129	738
___________________

(a)
Represents the unvested portion of restricted shares of our common stock that were granted as long-term bonus for 2015, which were scheduled to vest in substantially equal annual installments on each of December 31, 2017 and 2018, subject to the named executive officer’s continued employment through the applicable vesting date.

(b)
Represents the unvested portion of restricted shares of our common stock that were granted in connection with the Spin-Off, which were scheduled to vest in three substantially equal annual installments on each of December 31, 2017, 2018 and 2019, subject to the named executive officer’s continued employment through the applicable vesting date.

(c)
Represents shares of our common stock or common units in our Operating Partnership that were distributed with respect to equity awards granted by NorthStar Realty prior to the Spin-off that had not vested as of December 31, 2016. For Mr. Nia, includes 495 restricted shares of our common stock, which were scheduled to vest in five substantially equal quarterly installments on the 29th day of each January, April, July and October from January 29, 2017 to January 29, 2018. For Mr. Ross, includes 738 common units that were distributed with respect to unvested NorthStar Realty LTIP Units, which were scheduled to vest in seven substantially equal quarterly installments on the 29th day of each January, April, July and October from January 29, 2017 until July 29, 2018. Subject to minimum holding periods, each common unit was redeemable for cash equal to the then fair market value of one share of common stock or, at our option, one share of our common stock.

(2)
The value of the awards reflected in the table is based on a price per share or unit of $12.57 per share, which was the closing price on the NYSE of one share of our common stock as of December 30, 2016.

(3)
Represents Absolute TSR RSUs and Relative TSR RSUs that were granted in connection with the Spin-off that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2019. Assuming our performance for the four-year performance period applicable to these awards continues at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2016, each named executive officer would not earn the Absolute TSR RSUs or Relative TSR RSUs. As a result, in accordance with SEC rules, the table reflects 25% of each of the Absolute TSR RSUs and Relative TSR RSUs, which represents the number of RSUs that would be earned if the respective “threshold” performance goal was achieved for each of the Absolute TSR RSUs and the Relative TSR RSUs. See “Spin-off Grants-Absolute TSR RSUs and -Relative TSR RSUs” above for additional information relating to these equity awards.

Termination and Change of Control Arrangements
As of December 31, 2016, the outstanding equity awards held by our named executive officers provided for acceleration of vesting of some or all of the unvested portion of these awards upon a termination of employment in certain circumstances or upon a change of control of NRE or NSAM. A change of control of NSAM occurred on January 10, 2017, upon the closing of the Mergers. The discussion below describes the treatment of outstanding equity awards in connection with the Mergers, as well as outlines the ongoing termination and change of control arrangements that continue to remain in effect subsequent to the Mergers.
Other than these provisions applicable to our outstanding equity awards, we do not have any contracts, plans or arrangements that provide for payment to any of our named executive officers in connection with any termination, change of control of NRE or change in such officer’s responsibilities.
Termination of Employment
In the event one of our named executive officer’s employment is terminated without cause, by the executive for good reason or as a result of death or disability, then:

•
the named executive officer’s restricted shares of our common stock and/or common units in our Operating Partnership will vest if and to the extent provided for in such officer’s employment agreement with Colony NorthStar or one of its subsidiaries; and

•
the named executive officer will retain a pro rata percentage of the Absolute TSR RSUs and Relative TSR RSUs and vesting of the remaining amount will remain subject to the same performance-based criteria and will be determined at the end of the performance period; provided that the named executive officer executes a general release of claims in our favor and related persons and entities.

Change of Control
The terms of the award agreements governing the restricted shares of our common stock and unvested common units in our Operating Partnership held by the named executive officers that were outstanding as of December 31, 2016, and were scheduled to vest based solely on continued employment or service, provided that, upon a change of control of NRE or NSAM, each named executive officer would be entitled to full vesting of such awards. A change of control of NSAM occurred upon the closing of the Mergers, and, as a result, all such outstanding equity awards vested in full.
With respect to the Absolute TSR RSUs and Relative TSR RSUs, upon a change of control of NRE, each named executive officer will be entitled to vesting of a pro rata percentage of the Absolute TSR RSUs and Relative TSR RSUs based on the greater of the percentage of the performance period that has elapsed or the percentages of such awards that would have been earned if our stock price at the end of the performance period had been the same as the stock price on the date of the change of control of NRE. These awards were not affected by the Mergers.
Management Agreement
We do not have employment agreements with our named executive officers, but we have agreed to pay directly or reimburse our manager for the portion of any severance paid by our manager or its subsidiaries to an individual pursuant to the terms of any employment, consulting or similar service agreement, including any employment agreements with Colony NorthStar or its subsidiaries and our named executive officers that corresponds to or is attributable to: (i) the equity compensation that we are required to pay directly or reimburse our manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by us to such individual as an employee or other service provider of the company; and (iii) any amounts paid to such individual by our manager or its subsidiaries that we are obligated to reimburse our manager pursuant to the management agreement. Because our obligation to pay these amounts is owed to our manager and not directly to our named executive officers and we do not control the terms of the agreements between our manager or its subsidiaries and our named executive officers, the discussion above does not include these amounts or a discussion of any arrangements that our manager or its subsidiaries may have with our named executive officers pursuant to which our obligations to our manager may arise.

Director Compensation
Each director who is not an employee of ours or Colony NorthStar (i.e., each director other than Messrs. Hamamoto and Saltzman, and, prior to his resignation, Mr. Tylis), whom we refer to collectively as non-management directors, receives an annual fee for his or her services of $75,000 and an annual equity award of $75,000. We granted an equity award to Ms. Hurley in connection with her appointment as a non-management director in the amount of $140,000, subject to annual vesting over a three-year period.
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
The following table provides information concerning the compensation of our non-management directors for 2016.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Mario Chisholm	$98,500	$75,000	$173,500
Judith A. Hannaway	131,000	75,000	206,000
Oscar Junquera	98,500	75,000	173,500
Wesley D. Minami	91,000	75,000	166,000
Charles W. Schoenherr(3)	116,000	75,000	191,000
Dianne Hurley	32,292	215,000	247,292
___________________________________

(1)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our directors in 2016. The grant date fair value of awards granted to our non-management directors was determined based on the closing price of our common stock on the grant date. With respect to the grant date fair value of awards made to Messrs. Hamamoto and Tylis, see the description provided below in note 3. As of December 31, 2016, Ms. Hannaway and Messrs. Junquera, Minami and Schoenherr each held 11,686 unvested common units in our Operating Partnership that had been granted by us as director compensation. As of December 31, 2016, Mr. Chisholm held 11,686 unvested shares of our common stock that had been granted by us as director compensation. As of December 31, 2016, Ms. Hurley held 15,368 unvested shares of common stock that had been granted by us as director compensation.

(2)
In connection with the Mergers, all of the unvested NRE equity awards that were granted to our non-management directors prior to the signing of the merger agreement and that were scheduled to vest based solely on continued service on our board of directors were, in accordance with their terms, 100% vested upon the closing of the Mergers. As a result, unvested shares of our common stock or common units in our Operating Partnership held by our directors became fully vested upon the closing of the Mergers.

(3)	Mr. Schoenherr resigned from our Board and all committees thereof, effective as of January 10, 2017.
The following table provides information concerning the compensation of Mr. Hamamoto and Mr. Tylis (our directors who are employees of Colony NorthStar) for 2016.

Name	Fees Earned or Paid in Cash	Stock Awards(1)2)	Total
David T. Hamamoto	$—	$5,969,108	$5,969,108
Albert Tylis(3)	—	4,596,056	4,596,056

(1)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted in 2016. During 2016, Messrs. Hamamoto and Tylis were employees of Colony NorthStar or one of its subsidiaries and provided services to us pursuant to the management agreement. The awards granted to Messrs. Hamamoto and Tylis related to these services and included grants made in connection with the Spin-off, which had the same terms as the awards granted to our named executive officers described under “Executive Compensation-Spin-off Grants,” and grants made in order to fulfill our obligations under the management agreement in connection with long-term bonuses that the NSAM compensation committee determined should be paid in equity. These grants were comprised of the following:

	Spin-off Grants			2015 Bonus
Name	Restricted Stock(a)	Absolute TSR RSUs(b)	Relative TSR RSUs(c)	Restricted Stock(d)	Performance-Based RSUs(e)
David T. Hamamoto	210,753	158,065	158,064	126,958	73,608
Albert Tylis	167,742	125,807	125,806	84,639	49,072
___________________

(a)
Represents restricted shares of our common stock granted in connection with the Spin-off, with terms as set forth above under “Executive Compensation-Spin-off Grants-Restricted Common Stock.” The grant date fair value of the restricted shares of our common stock was determined based on the closing price of our common stock on the grant date.

(b)
Represents RSUs granted in connection with the Spin-off that are subject to performance-based vesting based on our absolute TSR, with terms as set forth above under “Executive Compensation-Spin-off Grants-Absolute TSR RSUs.” The grant date fair value of these RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 1.16% and equals $899,390 and $715,842, respectively, for the RSUs granted to Messrs. Hamamoto and Tylis. If we assumed that all of the performance goals and time vesting for these RSUs would be achieved at the grant date, the value of such awards would have been $1,808,264 and $1,439,232, respectively.

(c)
Represents RSUs granted in connection with the Spin-off that are subject to performance-based vesting based on our TSR relative to the MSCI US REIT Index, with terms as set forth above under “Executive Compensation-Spin-off Grants-Relative TSR RSUs.” The grant date fair value of these RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 1.16% and equals $1,460,511 and $1,162,447, respectively, for the RSUs granted to Messrs. Hamamoto and Tylis. If we assumed that all of the performance goals and time vesting for these RSUs would be achieved at the grant date, the value of such awards would have been $2,260,315 and $1,799,026, respectively.

(d)
Represents restricted shares of our common stock that were allocated by NSAM’s compensation committee as long-term bonus for 2015 that we were obligated to grant pursuant to the terms of the management agreement, which were scheduled to vest in substantially equal installments on the grant date and December 31, 2016, 2017 and 2018, subject to continued employment through the applicable vesting date. The grant date fair value of the restricted shares of our common stock was determined based on the closing price of our common stock on the grant date. In accordance with the terms of the restricted stock award agreements, vesting of these awards accelerated in full upon the closing of the Mergers because the transaction resulted in a change of control of NSAM.

(e)
Represents RSUs that were allocated by NSAM’s compensation committee as long-term bonus for 2015 that we were obligated to grant pursuant to the terms of the management agreement. These RSUs were subject to vesting based on the TSR of NorthStar Realty and us from January 1, 2015 through December 31, 2018. None of these RSUs would vest if this TSR was less than 6% on a compounded annual basis, 25% would vest if this TSR equaled 6% on a compounded annual basis, 100% would vest if this TSR was 12% or greater on a compounded annual basis and between 25% and 100% would vest if this TSR was between 6% and 12% on a compounded annual basis. Vesting of these RSUs was also conditioned upon our achievement of positive cash available for distribution during this period and continued employment with NSAM or one of its subsidiaries through the end of the period. Current distributions or distribution equivalents were not payable before performance-based vesting occurred; provided that, upon earning the RSUs, each award recipient was entitled to receive an amount equal to the distributions that would have been paid for each share of our common stock actually earned if such shares had been outstanding since the beginning of the performance period. The grant date fair value of these RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 0.88% and equals $30,179 and $20,120, respectively, for the RSUs granted to Messrs. Hamamoto and Tylis. If we assumed that all of the performance goals and time vesting for these RSUs would be achieved at the grant date, the value of such awards would have been $677,194 and $451,462, respectively.

The terms of these awards also provided that, in the event of a change of control of us or NSAM prior to the end of the performance period, a pro rata percentage of the RSUs would vest based on the greater of the percentage of the performance period that had elapsed or the percentage of such awards that would have been earned if the stock prices of NorthStar Realty and us as of the end of the performance period equaled the stock price on the date of the change of control. Notwithstanding that, pursuant to the terms of these awards, Messrs. Hamamoto and Tylis would have been entitled to vest in a greater number of RSUs in connection with the closing of the Mergers, which resulted in a change of control of NSAM, Messrs. Hamamoto and Tylis each agreed to only vest in 18,417 and 12,277 of these RSUs, respectively, and to forfeit the remainder.

(2)
As of December 31, 2016, Mr. Hamamoto held the following unvested equity awards: (i) 221,545 restricted shares of our common stock; (ii) 24,761 unvested common units in our Operating Partnership; and (iii) 427,149 RSUs subject to performance-based vesting criteria. As of December 31, 2016, Mr. Tylis held the following unvested equity awards: (i) 168,127 restricted shares of our common stock; (ii) 16,508 unvested common units in our Operating Partnership; and (iii) 325,626 RSUs subject to performance-based vesting criteria. The maximum number of shares of our common stock that were issuable pursuant to these RSUs is equal to the number of RSUs outstanding, except, as described above under “Executive Compensation-Spin-off Grants-Relative TSR RSUs,” up to 125% of the outstanding Relative TSR RSUs could be earned. Pursuant to the terms of the various award agreements, in connection with the closing of the Mergers, all of these unvested restricted shares of our common stock and common units in our Operating Partnership vested and all of these RSUs (other than the Absolute TSR RSUs and Relative TSR RSUs, which were granted in connection with the Spin-off) either vested or were forfeited.

(3)	Mr. Tylis resigned from our Board and all committees thereof, effective as of February 13, 2017.
Compensation Committee Interlocks and Insider Participation

During 2016, the following directors, all of whom are independent directors, served on our Compensation Committee: Messrs. Schoenherr and Junquera and Ms. Hannaway. None of our executive officers serve as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Beneficial Ownership of Stock
Beneficial Ownership of Stock
The following table set forth as of March 9, 2017, the number and percentage of shares of our common stock beneficially owned by:

•	each director;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.
The following table also sets forth the number and percentage of shares of our common stock beneficially owned by each person, known to us, to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock in each case, based solely on, and as of the date of, such person’s filing of Schedule 13D or Schedule 13G (or an amendment thereto) with the SEC:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Number		Percentage
Principal Stockholders
The Vanguard Group	5,692,393	(3)	10.37%
Vanguard Specialized Funds	4,594,246	(4)	8.37%
BlackRock, Inc.	4,144,362		7.55%
Samlyn Capital, LLC
Samlyn, LP
Robert Pohly	3,747,555	(6)	6.83%
Bow Street LLC
A. Akiva Katz
Howard Shainker	3,723,934	(7)	6.78%
Senvest Management, LLC
Richard Mashaal	3,035,304	(8)	5.53%
Directors, Director Nominees and Executive Officers:
David Hamamoto	721,559	(9)	*
Richard B. Saltzman	—	(10)
Mario Chisholm	26,731		*
Judith A. Hannaway	27,708	(11)	*
Dianne Hurley	22,621		*
Oscar Junquera	29,721	(12)	*
Wesley D. Minami	34,923	(13)	*
Mahbod Nia	192,043	(14)	*
Scott A. Berry	15,377	(15)	*
Trevor K. Ross	29,757	(16)	*
All directors and executive officers as a group	1,100,440		*
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

(3)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 10, 2017 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 5,692,393 shares of our common stock, with sole voting power over 67,578 shares, shared voting power over 7,214, sole dispositive power over 5,621,262 shares and shared dispositive power over 71,131 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(4)
Based on information included in the Schedule 13G filed by Vanguard Specialized Funds - Vanguard REIT Index Fund (“Vanguard Specialized Funds”) on February 13, 2017 (the “Vanguard Specialized Funds 13G”). According to the Vanguard Specialized Funds 13G, Vanguard Specialized Funds beneficially owns 4,594,246 shares of our common stock, with sole voting power over such shares. The address of Vanguard Specialized Funds is 100 Vanguard Blvd., Malvern, PA 19355.

(5)
Based on information included in the Schedule 13G filed by BlackRock, Inc. on January 30, 2017 (the “BlackRock 13G”). According to the BlackRock 13G, BlackRock, Inc. beneficially owns 4,144,362 shares of our common stock, with sole voting power over 4,023,316 shares and sole dispositive power over 4,144,362 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)
Based on information included in the Schedule 13G filed by Samlyn Capital, LLC, Samlyn, LP and Robert Pohly (collectively, “Samlyn”) on February 14, 2017 (the “Samlyn 13G”). According to the Samlyn 13G, each of Samlyn Capital, LLC, Samlyn, LP and Robert Pohly beneficially owns 3,747,555 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of Samlyn is 500 Park Avenue, 2nd Floor, New York, NY 10022.

(7)
Based on information included in the Schedule 13D filed by Bow Street LLC, A. Akiva Katz and Howard Shainker (collectively, “Bow Street”) on December 9, 2016 (the “Bow Street 13D”). According to the Bow Street 13D, each of Bow Street LLC, A. Akiva Katz and Howard Shainker beneficially owns 3,723,934 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of Bow Street LLC is 1140 Avenue of the Americas, 10th Floor, New York, NY 10036.

(8)
Based on information included in the Schedule 13G/A filed by Senvest Management, LLC and Richard Mashaal (collectively, “Senvest”) on February 13, 2017 (the “Senvest 13G”). According to the Senvest 13G, each of Senvest Management, LLC and Richard Mashaal beneficially owns 3,035,304 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of Senvest is 540 Madison Avenue, 32nd Floor, New York, NY 10022.

(9)
Includes: (i) 1,087 shares of our common stock held by DTH Investment Holdings LLC, of which Mr. Hamamoto is the managing member; (ii) 184,338 shares of our common stock held by The David T. Hamamoto GRAT I-2015, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee; (iii) 165,179 shares of our common stock held by The David T. Hamamoto GRAT 2016-NRE, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee and (iv) 172,235 common units in our Operating Partnership, or Common Units. Excludes 316,129 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(10)	Mr. Saltzman joined our Board effective as of February 14, 2017.

(11)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units in our Operating Partnership, or LTIP Units.

(12)	Includes 17,528 LTIP Units.

(13)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units.

(14)	Excludes 258,065 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(15)	Excludes 32,258 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(16)
Includes 1,773 Common Units, all of which vested in connection with the Mergers. Excludes 32,258 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

Equity Compensation Plan Information
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Incentive Plans(2)
Equity Compensation Plan Approved by Stockholders	2,825,839	—	6,616,884
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	2,825,839	—	6,616,884
___________________________________

(1)
As of December 31, 2016, represents shares of our common stock issuable (i) in exchange for 617,945 Common Units that were distributed in connection with the Spin-off with respect to units in the operating partnership of NorthStar Realty that were originally granted as equity compensation awards, (ii) upon settlement of 264,205 outstanding restricted stock units that were granted as equity compensation by NorthStar Realty prior to the Spin-off and were adjusted in connection with the Spin-off of our company from NorthStar Realty to also relate shares of our common stock, (iii) in exchange for common units in our Operating Partnership into which 70,112 LTIP units may be converted conditioned on minimum allocations to the capital accounts of the LTIP units for federal income tax purposes and (iv) in exchange for 1,873,577 RSUs granted subsequent to the Spin-off, which remain to performance-based vesting hurdles and represent the number of shares of our common stock issuable at maximum performance. Each of the common units in our Operating Partnership is redeemable at the election of the holder; provided that upon receipt of a redemption request we may elect to exchange the tendered units for either (i) cash equal to the then fair value of one share of our common stock or (ii) one share of our common stock, at our option in our capacity as general partner of our Operating Partnership.

(2)	Represents shares of our common stock available for issuance pursuant to the 2015 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence Management Agreement with our Manager
Management Agreement with our Manager
The management agreement with our Manager is for an initial term of 20 years and provides for a base management fee and incentive fee. The management contract with our Manager commenced on November 1, 2015, and as such, there were no management fees incurred for the period from January 1, 2015 to October 31, 2015 and the year ended December 31, 2014.
Base Management Fee
For the years ended December 31, 2016 and 2015, we incurred $14.1 million and $2.3 million, respectively, related to the base management fee. The base management fee to our Manager could increase subsequent to December 31, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the years ended December 31, 2016 and 2015, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Additional Management Agreement Terms
If we were to spin-off any asset or business in the future, such entity would be managed by our Manager on terms substantially similar to those set forth in the management agreement between us and our Manager. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off.
Our management agreement with our Manager provides that in the event of a change of control of our Manager or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The management agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or our Manager, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and reimburse our Manager for costs and expenses incurred by our Manager on our behalf. In addition, our Manager may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with our Manager, or the G&A Allocation. Our management agreement with our Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Realty’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to our Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) our Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of our Manager; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of our Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such NorthStar Listed Companies’ affairs. In addition, we will pay directly or reimburse our Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between our Manager and any of its executives, employees or other service providers.
In connection with the Spin-off and the related agreements, the NorthStar Listed Companies’ obligation to reimburse our Manager for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at our Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. Our Manager currently determined to allocate these amounts based on assets under management.
For the years ended December 31, 2016 and 2015, our Manager allocated $0.2 million and $0.4 million, respectively, to us.
As a result of the Mergers, the management agreement between our Manager and NorthStar Realty terminated, such that we remain as the sole NorthStar Listed Company.
In addition, the management agreement provides that, we, together with NorthStar Realty and any company spun-off from us or NorthStar Realty, shall pay directly or reimburse our Manager for up to 50% of any long-term bonus or other compensation that our Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of our Manager during any year. Subject to this limitation and limitations contained in any applicable management agreement between our Manager and NorthStar Realty or any company spun-off from us or NorthStar Realty, the amount paid by us, NorthStar Realty and any company spun-off from us or NorthStar Realty will be determined by our Manager in its discretion. At the discretion of our Manager’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of our Manager compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
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
Tax Matters
We have agreed to use our reasonable best efforts to qualify for taxation as a REIT for our taxable year ending December 31, 2016. NorthStar Realty has agreed to use its reasonable best efforts to maintain its REIT status for its taxable year ending December 31, 2016, unless NorthStar Realty obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS, on which we can rely, substantially to the effect that NorthStar Realty’s failure to maintain its REIT status will not prevent us from making a valid REIT election for any taxable year, or otherwise cause us to fail to qualify for taxation as a REIT for any taxable year, pursuant to Section 856(g)(3) of the Code. We have also agreed to use commercially reasonable efforts to cooperate with NorthStar Realty as necessary to enable NorthStar Realty to qualify for taxation as a REIT and receive customary legal opinions concerning our qualification and taxation as a REIT, including by providing information and representations to NorthStar Realty and its tax counsel with respect to the composition of our income and assets, the composition of the holders of our stock and our organization, operation and qualification as a REIT for our taxable year ending December 31, 2016.
We have also agreed to indemnify NorthStar Realty against all taxes attributable to the Spin-off (other than taxes incurred by NorthStar Realty under Code section 311(b)). Additionally, we have agreed to indemnify NorthStar Realty against all taxes due with respect to NorthStar Realty, its subsidiaries, business or assets that are attributable to our failure to qualify as a REIT for our taxable year ending December 31, 2016, unless such failure was wholly or primarily attributable to NorthStar Realty, its subsidiaries, its business or its assets. NorthStar Realty has agreed to indemnify us against all taxes due with respect to us, our subsidiaries, our business and our assets relating to periods prior to the Distribution and for any taxes due with respect to us, our subsidiaries, our business and our assets that are attributable to NorthStar Realty’s failure to qualify as a REIT for its taxable year ending December 31, 2016 unless such failure was wholly or primarily attributable to us, our subsidiaries, our business or our assets.
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
Item 14. Principal Accountant Fees and Services
Aggregate fees billed by PricewaterhouseCoopers our principal accountant, for the fiscal years ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Years Ended December 31,
Type of Fee	2016	2015
Audit fees(1)	$3,716	$1,184
Audit-related fees	—	367	(2)
Tax fees	—	—
All other fees	—	—
Total	$3,716	$1,551
________________

(1)
Audit fees consisted principally of fees for the audit of our financial statements and registration statement-related services performed pursuant to SEC filing requirements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consisted of fees billed for 3-14 audit engagements for financial statements of each operating real estate property (or group of related properties) acquired that is significant at the 10% level or higher.

Fees for audit services for the fiscal years ended December 31, 2016 and 2015 include fees billed associated with the annual audits, the quarterly review of the Form 10-Q for the three month periods ended March 31, 2016, June 30, 2016, September 30, 2016 and September 30, 2015 and for other attest services, including issuance of consents and other documents filed by us with the SEC.
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

PART IV. Other Information
Item 15.   Exhibits and Financial Statements Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2016

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

10.5
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

10.8
Share Sale and Purchase Agreement, dated June 11 and 12, 2015, by and among Madison Trianon S.à r.l. and MSEOF Trianon S.à r.l., collectively as the sellers, and the several purchasers identified therein (incorporated by reference to Exhibit 10.9 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.9
Amendment and Restatement Agreement, dated as of July 1, 2015, by and among Prime Holdco C-T, S.à r.l., the borrowers and guarantors identified therein, AAREAL Bank AG, as the agent, arranger and original lender, and the other parties identified therein (incorporated by reference to Exhibit 10.10 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.10
Amendment and Restatement Agreement, dated as of July 20, 2015, to the Loan Agreement of September 25, 2014, between Geschäftshaus am Gendarmenmarkt GmbH, as borrower, and Landesbank Hessen-Thüringen Girozentrale, as lender (incorporated by reference to Exhibit 10.12 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.11	+
Form of NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.12	+
Form of Indemnification Agreement between NorthStar Realty Europe Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.14 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.13
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

Exhibit Number		Description of Exhibit
10.14
Second Amendment Agreement, dated June 21, 2016, by and among Geschäftshaus am Gendarmenmarkt GmbH and GMS Gebäudemanagement und Service GmbH as the Security Providers and Landesbank Hessen-Thüringen Girozentrale (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.15
Letter Amendment dated October 12, 2016 to amended the Credit Agreement, dated May 10, 2016, by and among NorthStar Realty Europe Limited Partnership, NorthStar Realty Europe Corp., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.3 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

12.1	*	Ratio of Earnings to Combined Fixed Charges
21.1	*	Significant Subsidiaries of the Registrant
23.1	*	Consent of PricewaterhouseCoopers, Société coopérative
23.2	*	Consent of Marcum LLP
24.1	*	Power of Attorney (see the Power of Attorney in the signature page hereto)
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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

101.0	*
The following materials from the NorthStar Realty Europe Corp. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	March 15, 2017	By:	/s/ MAHBOD NIA
			Name:	Mahbod Nia
			Title:	Chief Executive Officer and President

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

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman	March 15, 2017
David T. Hamamoto

/s/ MAHBOD NIA	Chief Executive Officer and President	March 15, 2017
Mahbod Nia	(Principal Executive Officer)

/s/ SCOTT A. BERRY	Chief Financial Officer and Treasurer	March 15, 2017
Scott A. Berry	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD B. SALTZMAN	Director	March 15, 2017
Richard B. Saltzman

/s/ JUDITH A. HANNAWAY	Director	March 15, 2017
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 15, 2017
Wesley D. Minami

/s/ MARIO CHISHOLM	Director	March 15, 2017
Mario Chisholm

/s/ OSCAR JUNQUERA	Director	March 15, 2017
Oscar Junquera

/s/ DIANNE HURLEY	Director	March 15, 2017
Dianne Hurley