Form 10-Q
period 2017-03-31
NorthStar Realty Europe Corp.
filed 2017-05-10
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 54,997,350 shares outstanding as of May 4, 2017.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	the effect of the Mergers (as defined in Note 1) on our business;

•	the ability of Colony NorthStar Inc., or CLNS, to scale its operations in Europe to effectively manage our company;

•
the unknown impact of the exit of the United Kingdom, or Brexit, or one or more other countries from the European Union, or EU, or the potential default of one or more countries in the EU or the potential break-up of the EU;

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic geopolitical conditions and the impact on the commercial real estate industry;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•	the effect of an increased amount of activist stockholders owning our stock and stockholder activism generally;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A. of this Form 10-Q, each under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1.    Financial Statements

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Operating real estate, gross	$1,633,989	$1,614,432
Less: accumulated depreciation	(73,763)	(63,585)
Operating real estate, net	1,560,226	1,550,847
Cash and cash equivalents	74,881	66,308
Restricted cash	9,180	10,242
Receivables, net of allowance of $568 and $553 as of March 31, 2017 and December 31, 2016, respectively	5,708	6,015
Assets held for sale	18,336	28,208
Derivative assets, at fair value	12,913	13,729
Intangible assets, net	145,315	148,403
Other assets, net	22,865	21,640
Total assets	$1,849,424	$1,845,392
Liabilities
Mortgage and other notes payable, net	$1,166,922	$1,149,119
Accounts payable and accrued expenses	24,228	28,004
Due to related party (refer to Note 5)	3,758	4,991
Intangible liabilities, net	30,288	30,802
Liabilities held for sale	1,338	2,041
Other liabilities	31,195	28,918
Total liabilities	1,257,729	1,243,875
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 8)	1,636	1,610
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 54,996,431 and 55,395,143 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	550	554
Additional paid-in capital	931,377	925,473
Retained earnings (accumulated deficit)	(306,460)	(282,769)
Accumulated other comprehensive income (loss)	(42,302)	(51,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	583,165	591,834
Non-controlling interests	6,894	8,073
Total equity	590,059	599,907
Total liabilities and equity	$1,849,424	$1,845,392

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$25,536	$34,833
Escalation income	5,161	6,090
Other revenue	29	703
Total revenues	30,726	41,626
Expenses
Properties - operating expenses	7,322	9,231
Interest expense	6,383	12,542
Transaction costs	260	831
Management fee, related party	3,559	3,500
Other expenses	2,000	3,690
General and administrative expenses	2,597	1,476
Compensation expense (1)	15,870	3,268
Depreciation and amortization	12,563	18,871
Total expenses	50,554	53,409
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 10)	(941)	(15,753)
Realized gain (loss) on sales and other	4,970	(2,448)
Income (loss) before income tax benefit (expense)	(15,799)	(29,984)
Income tax benefit (expense)	273	659
Net income (loss)	(15,526)	(29,325)
Net (income) loss attributable to non-controlling interests	176	343
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(15,350)	$(28,982)
Earnings (loss) per share:
Basic	$(0.28)	$(0.49)
Diluted	$(0.28)	$(0.49)
Weighted average number of shares:
Basic	54,832,136	59,403,530
Diluted	55,504,981	60,095,978
Dividends per share of common stock	$0.15	$0.15
____________________

(1)
Compensation expense for the three months ended March 31, 2017 and 2016 is comprised of equity-based compensation expenses. For the three months ended March 31, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 6).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(15,526)	$(29,325)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	9,244	26,574
Total other comprehensive income (loss)	9,244	26,574
Comprehensive income (loss)	(6,282)	(2,751)
Comprehensive (income) loss attributable to non-controlling interests	54	534
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(6,228)	$(2,217)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2015	59,326	$593	$968,662	$(186,246)	$2,560	$785,569	$10,173	$795,742
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance and vesting of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	554	925,473	(282,769)	(51,424)	591,834	8,073	599,907
Reallocation of interest in Operating Partnership (refer to Note 8)	—	—	2,879	—	—	2,879	(2,879)	—
Conversion of Common Units to common stock (refer to Note 8)	97	1	331	—	—	332	(332)	—
Amortization of equity-based compensation (refer to Note 6)	—	—	13,683	—	—	13,683	2,174	15,857
Issuance and vesting of restricted stock, net of tax withholding	365	4	(4)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	9,122	9,122	122	9,244
Dividends on common stock and equity-based compensation	—	—	—	(8,341)	—	(8,341)	(88)	(8,429)
Net income (loss)	—	—	—	(15,350)	—	(15,350)	(176)	(15,526)
Balance as of March 31, 2017 (unaudited)	54,996	$550	$931,377	$(306,460)	$(42,302)	$583,165	$6,894	$590,059

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(15,526)	$(29,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,563	18,871
Amortization of deferred financing costs	857	2,044
Amortization of equity-based compensation	15,857	3,009
Allowance for uncollectible accounts	144	315
Unrealized (gain) loss on derivatives and other	941	15,753
Realized (gain) loss on sales and other	(4,970)	2,448
Amortization of capitalized above/below market leases	280	1,116
Straight line rental income	(1,314)	(2,837)
Deferred income taxes, net	(263)	(1,282)
Changes in assets and liabilities:
Restricted cash	1,319	(2,367)
Receivables	192	(1,508)
Other assets	(963)	(962)
Accounts payable and accrued expenses	(4,166)	(2,628)
Due to related party	(1,232)	(465)
Other liabilities	1,988	3,799
Net cash provided by (used in) operating activities	5,707	5,981
Cash flows from investing activities:
Improvements of operating real estate	(2,266)	(2,878)
Proceeds from sale of operating real estate	20,893	2,758
Other assets	(288)	(376)
Change in receivable	2,243	—
Changes in restricted cash	—	7,360
Net cash provided by (used in) investing activities	20,582	6,864
Cash flows from financing activities:
Repayment of mortgage and other notes payable	—	(318)
Borrowings from credit facility	15,000	—
Repayment of credit facility	(15,000)	—
Repurchase of Senior Notes	—	(149,882)
Payment of financing costs	—	(1,518)
Settlement of derivatives	817	(755)
Tax withholding related to vesting of equity-based compensation	(10,994)	(548)
Dividends	(8,429)	—
Net cash provided by (used in) financing activities	(18,606)	(153,021)
Effect of foreign currency translation on cash and cash equivalents	890	3,739
Net increase (decrease) in cash and cash equivalents	8,573	(136,437)
Cash and cash equivalents—beginning of period	66,308	283,844
Cash and cash equivalents—end of period	$74,881	$147,407

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$5,929	$11,640
Accrued dividends	—	8,987
Reclassification of intangibles to assets held for sale	890	1,037
Reclassification of other assets in investing activities to assets held for sale	—	792
Reclassification of other assets and liabilities to assets held for sale	289	—
Retirement of shares of common stock	—	3,942
Reallocation of interest in Operating Partnership	2,879	838
Amounts payable relating to improvements of operating real estate	—	681
Accrued capital expenditures and deferred assets	681	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Formation and Organization
NorthStar Realty Europe Corp. (“NorthStar Europe” or the “Company”) (NYSE: NRE), a publicly-traded real estate investment trust (“REIT”), is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France (the “Core Portfolio”). The Company’s objective is to provide its stockholders with stable and recurring cash flow supplemented by capital growth over time.
The Company is externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to NorthStar Asset Management Group Inc. (“NSAM”) for the period prior to the Mergers (refer below) and Colony NorthStar, Inc. (“Colony NorthStar” or “CLNS”), for the period subsequent to the Mergers. As part of the Mergers, NSAM changed its name to Colony NorthStar, Inc.
Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company has elected to be taxed, and will continue to conduct its operations so as to continue to qualify, as a REIT for U.S. federal income tax purposes.
All references herein to the Company refer to NorthStar Realty Europe Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.
Merger Agreements among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, the Company’s external manager, NSAM, completed a tri-party merger with NorthStar Realty Finance Corp. (“NorthStar Realty”) and Colony Capital, Inc. (“Colony”), pursuant to which the companies combined in an all-stock merger (“the Mergers”) of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar (NYSE: CLNS). Colony NorthStar is a leading global equity REIT with an embedded investment management platform.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company will evaluate its investments to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized into interest expense using the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity to realized gain (loss) on sales and other. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents identified intangibles as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$85,203	$(32,165)	$53,038	$84,743	$(29,012)	$55,731
Above-market lease	36,549	(9,156)	27,393	36,704	(8,198)	28,506
Below-market ground lease	51,858	(971)	50,887	51,218	(832)	50,386
Goodwill(1)	13,997	NA	13,997	13,780	N/A	13,780
Total	$187,607	$(42,292)	$145,315	$186,445	$(38,042)	$148,403

Intangible liabilities:
Below-market lease	$34,637	$(9,152)	$25,485	$34,163	$(8,104)	$26,059
Above-market ground lease	4,917	(114)	4,803	4,839	(96)	4,743
Total	$39,554	$(9,266)	$30,288	$39,002	$(8,200)	$30,802
_______________________

(1)
Represents goodwill associated with certain share-deal acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Other assets:
Prepaid expenses	$2,966	$1,951
Deferred costs, net	2,880	3,029
Deferred tax assets, net	244	—
Straight-line rent	11,560	10,182
Escrow receivable	4,968	6,168
Other	247	310
Total	$22,865	$21,640

	March 31, 2017	December 31, 2016
Other liabilities:
Deferred tax liabilities	$9,066	$8,916
Prepaid rent received and unearned revenue	15,329	13,585
Tenant security deposits	4,526	4,322
Prepaid escalation income	1,734	1,560
Other	540	535
Total	$31,195	$28,918

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation, and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in other assets, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the Company did not recognize any impairment losses.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Derivatives
The Company seeks to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The change in fair value for a derivative is recorded in unrealized gain (loss) on derivatives and other in the consolidated statements of operations.
The Company’s derivative instruments are recorded on the consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended March 31, 2017 and 2016, the Company reclassified $0.4 million of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on derivatives and other in the consolidated statements of operations.
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2017 and 2016. Dividends distributed for the three months ended March 31, 2017 and 2016 were characterized, for U.S. federal income tax purposes, as ordinary income.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP.
The Company recorded an income tax benefit for the three months ended March 31, 2017 and 2016 of $0.3 million and $0.7 million, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. As of March 31, 2017, the Company has three ground lease agreements with annual payments of $0.6 million. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company has adopted this guidance and it did not have any material impact on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company has adopted this guidance and it did not have a material impact on its consolidated financial position, results of operations and financial statement disclosures.
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
(Unaudited)

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
In February 2017, the FASB issued an accounting update which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017.  Both the revenue guidance and this update must be adopted concurrently.  While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Land	$364,612	$360,555
Buildings and improvements	991,539	980,053
Building, leasehold interests and improvements	215,765	212,864
Furniture, fixtures and equipment	1,233	1,214
Tenant improvements	60,840	59,746
Operating real estate, gross	1,633,989	1,614,432
Less: accumulated depreciation	(73,763)	(63,585)
Operating real estate, net	$1,560,226	$1,550,847

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of March 31, 2017 (dollars in thousands):

			Assets				Liabilities
Location(1)	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(3)	Intangible Liabilities, Net	Other Liabilities	Total(3)(4)
Germany(2)	Office	1	$4,908	$294	$—	$5,202	$233	$—	$233
Spain	Office	1	5,959	896	—	6,855	—	—	—
Netherlands	Office	1	5,044	947	288	6,279	—	1,105	1,105
Total		3	$15,911	$2,137	$288	$18,336	$233	$1,105	$1,338
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as asset sales and share sales subject to standard industry terms and conditions. The assets contributed $0.5 million and $0.5 million of revenue and a loss before income tax benefit (expense) of $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Represents an asset outside the Core Portfolio based on the location.

(3)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $1.9 million prior to being reclassified into held for sale.

(4)	Excludes mortgage note borrowings associated with assets held for sale with an aggregate principal balance of $5.3 million.
Real Estate Sales
During the first quarter 2017, the Company sold one non-core asset for $20.9 million. The Company received $19.9 million of proceeds, net of sales costs. In connection with the sale, for the three months ended March 31, 2017, the Company recorded a $3.2 million realized gain in the Company’s consolidated statements of operations. Certain escrow accounts are not held by the Company and are expected to be released within the next 18 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured. As of March 31, 2017, the Company has $2.6 million in escrow which the Company could potentially record as a realized gain. The Company recorded a realized gain of $1.7 million for the three months ended March 31, 2017 related to the release of an escrow account from a prior disposal.

4.	Borrowings
The following table presents borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

			March 31, 2017		December 31, 2016
	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex	Jan-20	GBP LIBOR + 1.75%	$50,727	$49,950	$50,116	$49,284
U.K. Complex - Mezzanine	Jan-20	8.325%	11,706	11,640	11,565	11,497
Trias Portfolio 1(3)(5)(7)	Apr-20	EURIBOR + 2.70%	13,940	13,602	9,477	13,301
Trias Portfolio 2(3)(5)(7)	Dec-20	EURIBOR + 1.55%	80,199	79,984	78,952	78,708
Trias Portfolio 3(3)(5)(7)	Apr-20	EURIBOR + 1.65%	41,569	40,231	45,170	39,568
Trias Portfolio 4(3)(5)	Apr-20	GBP LIBOR + 2.70%	16,036	15,646	15,843	15,446
SEB Portfolio 1(5)	Apr-22	EURIBOR + 1.80%	282,958	279,155	278,539	274,614
SEB Portfolio 2(5)	Apr-22	GBP LIBOR + 1.80%	232,147	229,012	229,353	226,078
SEB Portfolio - Preferred(4)	Apr-60	2.30%	91,455	91,152	90,033	89,720
Trianon Tower(5)	Jul-23	EURIBOR + 1.30%	352,493	350,941	347,012	345,422
Other - Preferred(6)	Oct-45	1.00%	6,250	5,609	6,151	5,481
Total mortgage and other notes payable			$1,179,480	$1,166,922	$1,162,211	$1,149,119
________________________

(1)
All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	All floating rate debt is subject to interest caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)
Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio. Such three portfolios were not under common control or management at the time of acquisition.

(4)
Represents preferred equity certificates with a contractual interest rate of 2.3% through May 2019, which can be prepaid at that time without penalty in part or in full, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Trias Portfolio borrowings and 0.5% to 1.0% through April 2019 for the SEB Portfolio borrowings and 0.80% through June 30, 2017, 0.60% through June 30, 2018 and 0.30% through June 30, 2019 for Trianon Tower.

(6)
Represents preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated with the German property companies of the Trias Portfolios which can be prepaid at any time without penalty through final maturity, which is thirty years from the issuance date.

(7)	Includes mortgage note borrowings associated with assets held for sale with an aggregate principal balance of $5.3 million.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$1,179,480	$1,162,211
Deferred financing costs, net	(12,558)	(13,092)
Carrying value	$1,166,922	$1,149,119
The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2017 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2017	$—
Years ending December 31:
2018	—
2019	—
2020	214,177
2021	—
2022 and thereafter	965,303
Total	$1,179,480
As of March 31, 2017 and December 31, 2016 the Company was in compliance with all of its financial covenants.
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
The proceeds from the issuance of the Senior Notes were distributed to subsidiaries of NorthStar Realty, which used such amounts for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of NorthStar Realty’s borrowings. Such distribution to NorthStar Realty was recorded in equity in net transactions with NorthStar Realty. During 2016, the Company repurchased approximately $272.3 million of the Senior Notes, at a slight premium to par value, through privately negotiated transactions and settled the remaining Senior Notes in cash at maturity.
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility was secured by collateral relating to a borrowing base at that time and guarantees by certain subsidiaries of the Company. In October 2016, the Company permanently reduced the aggregate commitments under the Credit Facility to $35.0 million. In April 2017, the Company amended and restated the Credit Facility with aggregate commitments of $35 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    Related Party Arrangements
Colony NorthStar, Inc.
Management Agreement
The Company entered into a management agreement with an affiliate of the Manager in November 2015 for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with the Manager provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended March 31, 2017 and 2016, the Company incurred $3.6 million and $3.5 million, respectively, related to the base management fee. As of March 31, 2017, $3.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager could increase subsequent to March 31, 2017 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three months ended March 31, 2017 and 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses the Manager for costs and expenses incurred by the Manager on the Company’s behalf. In addition, the Manager may allocate indirect costs to the Company related to employees,

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with the Manager (the “G&A Allocation”). The Company’s management agreement with the Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the total of: (a) the Company’s general and administrative expenses as reported in their consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the Company’s (“NRE’s G&A”); and (b) the Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of the Manager; less (ii) NRE’s G&A. The G&A Allocation may include the Company’s allocable share of the Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to such the Company affairs. In addition, the Company will pay directly or reimburse the Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Manager and any of its executives, employees or other service providers.
The Company’s obligation to reimburse the Manager for the G&A Allocation and any severance, at the Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the Company.
For the three months ended March 31, 2017 the Manager did not allocate any general and administrative expenses to the Company. For the three months ended March 31, 2016, the Manager allocated $0.1 million to the Company. For the three months ended March 31, 2017 and 2016, the Manager did not allocate any severance to the Company.
In addition, the management agreement provides that the Company and any company spun-off from the Company, shall pay directly or reimburse the Manager for up to 50% of any long-term bonus or other compensation that the Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of the Managers’ during any year. Subject to this limitation and limitations contained in any applicable management agreement between the Manager and any company spun-off from the Company, the amount paid by the Company and any company spun-off from the Company will be determined by the Manager in its discretion. At the discretion of the Manager’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, long-term incentive plan units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. The Company’s equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the Manager’s compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.

6.	Compensation Expense
The following summarizes the equity-based compensation for the three months ended March 31, 2017 and 2016:
For the three months ended March 31, 2017 and 2016, the Company recorded $15.9 million and $3.3 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. In connection with the change of control of NSAM as a result of the Mergers, substantially all outstanding equity awards of the Company that were subject to vesting based solely on continued employment or services and a portion of the outstanding equity awards of the Company that were subject to vesting based on the achievement of additional performance-based criteria vested. As of March 31, 2017, equity-based compensation expense to be recognized over the remaining vesting period through December 2019 is $7.2 million, provided there are no forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of March 31, 2017, under the 2015 Plan, a total of 1.1 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.7 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.1 million reserved for issuance upon conversion of outstanding LTIP Units and 1.6 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.3 million otherwise unreserved shares remained available for issuance.
All of the equity awards issued by the Company since the spin-off from NorthStar Realty on November 1, 2015 (the “Spin-off”) have been issued under the 2015 Plan. During the three months ended March 31, 2017, the Company issued 379,594 restricted shares of common stock under the 2015 Plan to employees of the Manager or its subsidiaries in accordance with the terms of the management agreement described above in Note 5, all of which vested in connection with the Mergers.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 restricted stock units (“RSUs”) to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four-year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries.
Pre-Spin-Off NorthStar Realty Equity Awards
In addition to equity awards issued under the 2015 Plan, the Company also had equity subject to outstanding equity-based awards granted by NorthStar Realty prior to the Spin-Off. In connection with the Spin-Off, holders of shares of common stock of NorthStar Realty and LTIP units of NorthStar Realty’s operating partnership subject to outstanding equity awards received one share of the Company’s common stock or one Common Unit in the Operating Partnership, respectively, for every six shares of common stock of NorthStar Realty or LTIP units of NorthStar Realty’s operating partnership held. Other equity and equity-based awards relating to NorthStar Realty’s common stock, such as RSUs, were adjusted to also relate to one-sixth of a share of the Company’s common stock, but otherwise generally remained subject to the same vesting and other terms that applied prior to the Spin-off. Performance-based vesting conditions based on total stockholder return of NorthStar Realty or NorthStar Realty and NSAM were adjusted to refer to combined total stockholder return of NorthStar Realty and the Company or NorthStar Realty, NSAM and the Company, respectively, with respect to periods after the Spin-Off and references to a change of control or similar term in outstanding awards, which referred to a change of control of either NorthStar Realty or NSAM, were adjusted, to the extent such awards relate to common stock of the Company or Common Units in the Operating Partnership, to refer to a change of control of either the Company or NSAM.
Following the Spin-off, NorthStar Realty and the compensation committee of its board of directors continued to administer all awards granted by NorthStar Realty prior to the Spin-Off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant to, and did not reduce availability under ,the 2015 Plan. In connection with the Mergers, all of these outstanding equity-based awards (other than an RSU relating to 83,333 shares of the Company’s common stock) vested or were forfeited.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents activity related to the issuance, vesting, conversion and forfeitures of restricted stock and Common Units. The balance as of March 31, 2017 represents vested Common Units and unvested market-based RSUs (grants in thousands):

	Three Months Ended March 31, 2017
	Restricted Stock(1)	Common Units(3)	Restricted Stock Units(4)	Performance RSUs(5)	Total Grants	Weighted Average Grant Price
December 31, 2016	1,139	688	83	1,868	3,778	$11.29
Granted	380	—	—	—	380	12.70
Converted	—	(97)	—	—	(97)	21.13
Vested(2)	(1,519)	—	—	(178)	(1,697)	10.22
Forfeited(6)	—	—	—	(258)	(258)	5.09
March 31, 2017	—	591	83	1,432	2,106	$12.71
___________________

(1)	Represents restricted stock included in common stock.

(2)	Vested primarily includes the acceleration of substantially all outstanding equity awards of the Company in connection with the change of control of NSAM as a result of the Mergers.

(3)
Includes vested and unvested Common Units in the Operating Partnership issued in the Spin-Off with respect to equity-based awards granted by NorthStar Realty prior to the Spin-Off. As of March 31, 2017, all of these Common Units in the Operating Partnership were vested.

(4)
Relates to an equity-based award granted by NorthStar Realty prior to the Spin-Off and represents a non-employee grant subject to service-based vesting conditions, which is scheduled to vest on January 22, 2019, unless certain conditions are met. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of the Company’s common stock or in cash at the option of the Manager.

(5)	As of March 31, 2017, represented outstanding Absolute and Relative RSUs.

(6)	Forfeited primarily includes the forfeiture of performance based RSUs issued to NSAM executives as part of historical bonus plans in connection with the change of control of NSAM.

7.	Stockholders’ Equity
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Company’s board of directors authorized an additional repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2017, unless otherwise extended by the Company’s board of directors. For the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock. For the three months ended March 31, 2016, the Company repurchased 0.3 million shares of its common stock for approximately $3.9 million. From the original authorization in November 2015 through March 31, 2017, the Company repurchased 9.3 million shares of its common stock for approximately $100.0 million.
Dividends
The following table presents dividends declared (on a per share basis) with respect to the three months ended March 31, 2017 and 2016:

Common Stock
Declaration Date	Dividend Per Share
2017
May 1	$0.15
2016
May 10	$0.15

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three months ended March 31, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(15,350)	$(28,982)
Net income (loss) attributable to Unit Holders non-controlling interest	(193)	(351)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(15,543)	$(29,333)
Denominator:(2)
Weighted average shares of common stock	54,832	59,404
Weighted average Unit Holders(1)	673	692
Weighted average shares of common stock and Unit Holders(2)	55,505	60,096
Earnings (loss) per share:
Basic	$(0.28)	$(0.49)
Diluted	$(0.28)	$(0.49)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of March 31, 2017. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

8.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of March 31, 2017, 591,466 Common Units and LTIP Units were outstanding, representing a 1.1% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2017 and 2016 was a net loss of $0.2 million and $0.4 million, respectively.
Redeemable Non-controlling Interest
In connection with the acquisition of the Trianon Tower in July 2015, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder may redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the non-controlling interest at its acquisition date fair value as temporary equity due to the redemption option. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital. For the three months ended March 31, 2017 and 2016, the Company recorded an immaterial amount, in net loss attributable to non-controlling interests, respectively, to adjust the carrying value to its redemption value as of March 31, 2017.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of March 31, 2017:
Interest rate caps	4	$1,010,989	$9,107	(1)	January 2020 - July 2023
Foreign currency forwards(2)	2	117,350	3,806	N/A	April 2017 - November 2018
Total	6	$1,128,339	$12,913

As of December 31, 2016:
Interest rate caps	4	$1,107,400	$8,659	(1)	January 2020 - July 2023
Foreign currency forwards(2)	2	72,806	5,070	N/A	February 2017 - November 2017
Total	6	$1,180,206	$13,729
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Balance Sheet	March 31, 2017	December 31, 2016
	Location
Interest rate caps	Derivative assets	$9,107	$8,659
Foreign currency forwards	Derivative assets	$3,806	$5,070
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

		Three Months Ended March 31,
		2017	2016
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$319	$(10,784)
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on derivatives and other (1)	(1,264)	(4,431)
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	817	(418)
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2017 and December 31, 2016. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2017 and December 31, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,128,339	$12,913	$12,913	$1,180,206	$13,729	$13,729
Financial liabilities:(1)
Mortgage and other notes payable	$1,179,480	$1,166,922	$1,163,932	$1,162,211	$1,149,119	$1,146,134
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using rates as of the end of the reporting period or market credit spreads over the rate payable on fixed rate of like maturities. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
As part of the terms of agreements relating to certain assets the Company disposed, as is customary for such transactions in Europe, the Company agreed to provide certain warranties to the buyer.
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three months ended March 31, 2017, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 7.2 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue. Additionally, for the three months ended March 31, 2017, Germany, France, the United Kingdom and the Netherlands each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017
Statement of Operations:	Real Estate		Corporate	Total
Rental income(1)	$25,536	(1)	$—	$25,536
Escalation income(1)	5,161	(1)	—	5,161
Interest expense(3)	6,119		264	6,383
Income (loss) before income tax benefit (expense)	7,044		(22,843)	(15,799)
Income tax benefit (expense)	273		—	273
Net income (loss)	7,317	(2)	(22,843)	(15,526)
___________________________________

(1)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $12.6 million, $8.6 million, $5.3 million and $3.6 million, respectively.

(2)	Primarily relates to rental income offset by depreciation and amortization expense of $12.6 million.

(3)	Includes $0.7 million and $0.2 million of amortization of deferred financing costs in the real estate and corporate segments, respectively.

	Three Months Ended March 31, 2016
Statement of Operations:	Real Estate		Corporate		Total
Rental income	$34,833	(1)	$—		$34,833
Escalation income	6,090	(1)	—		6,090
Interest expense(3)	8,426		4,116		12,542
Income (loss) before income tax benefit (expense)	(9,796)		(20,188)	(4)	(29,984)
Income tax benefit (expense)	659		—		659
Net income (loss)	(9,137)	(2)	(20,188)		(29,325)
___________________________________

(1)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $14.9 million, $9.8 million, $5.7 million and $5.0 million, respectively.

(2)	Primarily relates to depreciation and amortization expense of $18.9 million.

(3)	Includes $0.9 million and $1.2 million of amortization of deferred financing costs in the real estate and corporate segment, respectively.

(4)	Includes an allocation of general and administrative expenses from the Manager of $0.1 million.
The following table presents total assets by segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate	Corporate	Total
March 31, 2017	$1,840,255	$9,169	$1,849,424
December 31, 2016	1,835,531	9,861	1,845,392

13.	Subsequent Events
Dividends
On May 1, 2017, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on May 19, 2017 to stockholders of record as of the close of business on May 15, 2017.
Credit Facility
On April 6, 2017, the Company amended and restated the Credit Facility with a commitment of $35.0 million and with an initial two year term. The Credit Facility, as amended, no longer contains a limitation on availability based on a borrowing base and the full amount of lender commitments may be drawn, subject to compliance with customary covenants. The proceeds of the Credit Facility may be used for general corporate and working capital purposes and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70.0 million.
Sales
Subsequent to March 31, 2017, the Company sold one non-core asset with a carrying value of $5.0 million for $5.2 million, which was recorded in assets held for sale in the consolidated balance sheet as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Mergers, NSAM changed its name to Colony NorthStar, Inc.
Introduction
NorthStar Realty Europe Corp., a publicly-traded REIT, (NYSE: NRE), is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France, or the Core Portfolio. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
We are externally managed and advised by an affiliate of our Manager. Substantially all of our assets are directly or indirectly are held by, and we conduct our operations, directly or indirectly, through NorthStar Realty Europe Limited Partnership, a Delaware limited partnership and our operating partnership, or our Operating Partnership. We have elected to be taxed, and will continue to conduct our operations so as to continue to qualify, as a REIT for U.S. federal income tax purposes.
Significant Developments
Mergers Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, our external manager, NSAM completed a tri-party merger with NorthStar Realty Finance Corp., or NorthStar Realty, and Colony Capital, Inc., or Colony, pursuant to which the companies combined in an all-stock merger of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. Colony NorthStar is a leading global equity REIT with an embedded investment management platform.
Summary of Business
Our primary business line is investing in European real estate. We are predominantly focused on the Core Portfolio.
Our Investments
The following presents a summary of our portfolio as of March 31, 2017:

		Portfolio by Geographic Location
		March 31, 2017	December 31, 2016
Total portfolio, at cost(1)	$2.0 billion
Number of properties	30
Number of countries	6
Total square meters(2)	367,075
Weighted average occupancy	84%
Weighted average lease term	5.9 years
In-place rental income:(3)
Core Portfolio	83%
Other markets	17%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of March 31, 2017.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of March 31, 2017 and is translated using exchange rates as of March 31, 2017.

Our portfolio as of March 31, 2017 includes the following (dollars in millions):

Portfolio	Primary Location(s)	Property Type	Cost(1)	Properties		Ownership Interest
U.K. Complex	United Kingdom	Multi-tenant office	$73	1		93%
SEB Portfolio	Germany, United Kingdom, France	Multi-tenant office	934	7		95%	(2)
Trias Portfolio	Germany, United Kingdom, France	Office/Hotel/Industrial/Retail	351	19	(4)	95%	(2)
Trianon Tower	Germany	Multi-tenant office	621	3		95%	(2)
Total			$1,979	30
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of March 31, 2017.

(2)	We are entitled to 100% of the economic benefits and incur 100% of economic losses in accordance with the applicable governing documents.

(3)	Trias Portfolio represents the IVG Portfolio, Internos Portfolio and Deka Portfolio. Such three portfolios were not under common control or management at the time of acquisition.

(4)	Includes three assets held for sale.
The following table presents significant tenants in our portfolio, based on in-place rental income as of March 31, 2017:

Significant tenants:	Industry	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Finance	36,179	19%	7.2
BNP PARIBAS RE	Finance	15,406	8%	2.8
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,683	6%	2.7
Deutsche Bundesbank	Finance	15,120	5%	7.7
BNP PARIBAS SA	Finance	11,235	5%	4.1
Cushman & Wakefield LLP	Legal, Tax & Management Consultancy	5,150	5%	8.0
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	4%	8.5
PAREXEL International GmbH	Public Utilities & Telecommunications	18,254	3%	17.2
Moelis & Co UK LLP	Legal, Tax & Management Consultancy	3,366	3%	8.0
Invesco UK Limited	Finance	2,043	2%	6.1
		135,284	60%
__________________

(1)	Based on contractual rentable area.
The following table presents rental income concentration by country for our portfolio from inception through March 31, 2017:

Country	Number of Properties	Percentage of In-Place Rental Income(3)	Square Meters(1)	Weighted Average Lease Term (in years)
Germany	11	41%	154,294	7.3
United Kingdom	5	26%	46,520	6.8
France	4	16%	32,075	4.0
Other(2)	10	17%	134,187	3.3
Total	30	100%	367,076	5.9
__________________

(1)	Based on contractual rentable area.

(2)	Includes assets in Portugal, Netherlands and Spain and assets outside our Core Portfolio in Germany, the United Kingdom and France.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of March 31, 2017.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from by our properties. Our income is primarily derived through the difference between the revenue and the operating and financing expenses of our investments. We may also continue to acquire investments that generate attractive returns without any leverage.

Profitability and Performance Metrics
We calculate cash available for distribution, or CAD, and net operating income, or NOI, as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery for almost four years. In the first quarter of 2017, Gross Domestic Product in the European Union, or EU, and the Euro Area grew by 1.9% and 1.7% year on year, respectively. In April 2017, the International Monetary Fund, or IMF, revised its 2017 GDP forecast for the Euro Area up by 0.1% to 1.7%, driven primarily by domestic demand. In light of stronger than anticipated economic performance during 2016, the IMF also recently upgraded its 2017 U.K. growth outlook by 0.5% to 2.0%, virtually reversing the entire slowdown projected after last summer’s EU referendum. Unemployment in the EU continued to fall, reaching 8.0% in March 2017 (down from 8.7% a year earlier), the lowest level recorded since January 2009. Inflation in the EU also appears to be gaining momentum and is expected to rise from 0.3% in 2016 to 1.8% and 1.7% in 2017 and 2018, respectively.
In April 2017, the European Central Bank, or ECB, reduced the volume of asset purchases under its quantitative easing program, currently scheduled to run until the end of 2017, from €80 billion to €60 billion per month citing improving economic conditions.
We continue to remain confident in the current economic backdrop in Europe. However, consistent with trends elsewhere across the globe, Europe continues to face a heightened level of geopolitical uncertainty that is unlikely to dissipate in the foreseeable future. This uncertainty has the potential to spill over into the macro economy, potentially destabilizing the region’s growth outlook.
European commercial real estate investment volume totaled €56 billion in the first quarter of 2017 (in line with the first quarter of 2016) and the office sector represented approximately 42% of overall investment volume.
Driven by an increasing share of foreign investors, German transaction volume reached €12.6 billion in the first quarter of 2017, 49% above the first quarter of 2016 and the highest first quarter investment volume recorded since 2006.
With close to £5 billion of transaction closed, London investment volume in the first quarter of 2017 stood 20% above the previous quarter and was at its strongest level since the fourth quarter 2014, driven by overseas investors seeking to take advantage of U.K. Pound Sterling’s devaluation since the EU referendum.
A subdued new supply pipeline coupled with generally improving occupier demand is likely to continue placing downward pressure on vacancy rates and gradual upward pressure on rents across major European office markets. The upward pressure on rents may be further exacerbated by rising inflation levels as many leases across Europe are structured with inflation linked uplifts. Property yields in most asset classes and markets were stable during the first quarter and continue remain at a significant premium to sovereign yields.
Investing Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on our Core Portfolio. Our Core Portfolio is not only the largest economies in Europe, but are the most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
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
In April 2017, we amended and restated our revolving credit facility, or Credit Facility, with a commitment of $35 million and with an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same.
Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.

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
Underwriting
Prior to making any equity investments, our underwriting team, in conjunction with third-party providers, undertakes a rigorous asset-level due diligence process, involving intensive data collection and analysis, to seek to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition, we evaluate material accounting, legal, financial and business matters in connection with such investment. These issues and risks are built into the valuation of an asset and ultimate pricing of an investment.
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
In addition to evaluating the merits of any proposed investment, we evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, we determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much exposure to, any one real estate sector, geographic region, source of cash flow such as tenants or borrowers, or other geopolitical issues. If we determine that a proposed investment presents excessive concentration risk, we may decide not to pursue an otherwise attractive investment.
Portfolio Management
Our Manager performs portfolio management services on our behalf. In addition, we rely on the services of local third-party service providers. The comprehensive portfolio management process includes day-to-day oversight by the portfolio management team, regular management meetings and a quarterly investment review process. These processes are designed to enable management to evaluate and proactively identify investment-specific matters and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all potential issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific investments; therefore, potential future losses may also stem from investments that are not identified during these investment reviews.
Our Manager uses many methods to actively manage our risks to seek to preserve income and capital, which includes our ability to manage our investments and our tenants in a manner that preserves cost and income and minimizes credit losses that could decrease income and portfolio value. Frequent re-underwriting, dialogue with tenants/partners and regular inspections of our properties have proven to be an effective process for identifying issues early. Monitoring tenant creditworthiness is an important component of our portfolio management process, which may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. During the quarterly portfolio review, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible asset impairment based upon several factors, including missed or late contractual payments, tenant rating downgrades (where applicable) and other data that may indicate a potential issue in our ability to recover our invested capital from an investment.
We may need to make unplanned capital expenditures in connection with changes in laws and governmental regulations in relation to real estate. Where properties are being repositioned or refurbished, we may also be exposed to unforeseen changes in scope of capital expenditures.
Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes, and in order to maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular investments or that we will not realize losses on certain dispositions.

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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”

Results of Operations
The following presents a summary of our activity for the three months ended March 31, 2017 and 2016:
Comparison of the Three Months Ended March 31, 2017 to March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$25,536	$34,833	$(9,297)	(36)%
Escalation income	5,161	6,090	(929)	(18)%
Other revenue	29	703	(674)	(2,324)%
Total revenues	30,726	41,626	(10,900)	(35)%
Expenses
Properties - operating expenses	7,322	9,231	(1,909)	(26)%
Interest expense	6,383	12,542	(6,159)	(96)%
Transaction costs	260	831	(571)	(220)%
Management fee, related party	3,559	3,500	59	2%
Other expenses	2,000	3,690	(1,690)	(85)%
General and administrative expenses	2,597	1,476	1,121	43%
Compensation expense	15,870	3,268	12,602	79%
Depreciation and amortization	12,563	18,871	(6,308)	(50)%
Total expenses	50,554	53,409	(2,855)	(6)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(941)	(15,753)	14,812	(1,574)%
Realized gain (loss) on sales and other	4,970	(2,448)	7,418	149%
Income (loss) before income tax benefit (expense)	(15,799)	(29,984)	14,185	(90)%
Income tax benefit (expense)	273	659	(386)	(141)%
Net income (loss)	$(15,526)	$(29,325)	$13,799	(89)%
Same Store Analysis
The following table presents our same store analysis for the real estate segment which excludes properties that were acquired or sold at any time during the three months ended March 31, 2017 and 2016 and includes a reconciliation from the same store analysis for the real estate segment to income (loss) before income tax benefit (expense) (dollar in thousands):

	Same Store Real Estate Segment		Increase (Decrease)		Corporate		Other(2)		Total
	2017	2016	Amount	%	2017	2016	2017	2016	2017	2016
Rental income	$25,372	$26,131	(759)	(3.0)%	$—	$—	$164	$8,702	$25,536	$34,833
Escalation income	4,996	4,603	393	7.9%	—	—	165	1,487	5,161	6,090
Other revenue	25	601	(576)	(2,304)%	—	—	4	102	29	703
Total revenues	30,393	31,335	(942)	(3.1)%	—	—	333	10,291	30,726	41,626
Properties - operating expenses	7,171	6,787	384	5.4%	—	—	151	2,444	7,322	9,231
Interest expense	6,000	7,222	(1,222)	(20.4)%	264	4,116	119	1,204	6,383	12,542
Total expenses(1)	14,578	16,477	(1,899)	(13.0)%	22,122	8,940	149	6,219	36,849	31,636
Unrealized gains (loss) on derivatives and other	326	(10,146)	10,472	3,212.3%	(1,272)	(4,768)	5	(839)	(941)	(15,753)
Realized gains (loss) on sales and other	(437)	203	(640)	146.5%	814	(2,363)	4,593	(288)	4,970	(2,448)
Income (loss) before income tax benefit (expense) provision	$2,533	$(9,094)	$11,627	459.0%	$(22,844)	$(20,187)	$4,512	$(703)	$(15,799)	$(29,984)
__________________

(1)
Includes depreciation and amortization expense, transaction costs, general and administrative expense, compensation expense, management fees, related party and other expenses in the real estate and corporate segments.

(2)	Represents impact of asset sales net of foreign currency exchange gain (loss).
Same store rental income decreased as a result of a tenant vacancy in the Trianon Tower following a tenant expiry at the end of the fourth quarter of 2016 and other market rent and indexation adjustments. Same store other revenue decreased due to a one-time lease surrender payment in the first quarter of 2016. Same store interest expense was approximately 20% lower in the first quarter of 2017 as a result of the release premiums in connection with the repayment of the mortgage notes during 2016. Unrealized loss on derivatives and other increased due to the movements in the value of the interest rate caps.
Revenues
Rental Income
Rental income consists of rental revenue in our real estate segment. Rental income decreased $9.3 million, primarily due to the disposal of 18 properties during 2016 and due to the vacancy of a significant tenant in the Trianon Tower in the fourth quarter of 2016. Occupancy in our portfolio for the three months ended March 31, 2017 was 84% compared to 86% for the three months ended March 31, 2016 mainly due to the vacancy in the Trianon Tower. In April 2017, we signed 12,500 square meters of new leases increasing the occupancy in our portfolio to 86%.
Escalation Income
Escalation income consists of tenant recoveries in our real estate segment. Escalation income decreased $0.9 million, primarily due to the disposal of 18 properties during 2016. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Other Revenue
Other revenue is principally related to lease terminations fee in our real estate segment. Other revenue decreased for the three months ended March 31, 2017 due to a one-time lease surrender payment in the first quarter of 2016.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $1.9 million due to the disposal of 18 properties during 2016 and a decrease in third party asset management fees in our real estate segment. Operating expenses for the three months ended March 31, 2017 includes $1.8 million relating to repairs and maintenance and $5.5 million relating to other recoverable expenses. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.
Interest Expense
Interest expense decreased $6.2 million due to the disposal of 18 properties during 2016, the refinancing of certain mortgage notes in our real estate segment in the first quarter of 2016 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.
Transaction Costs
Transaction costs for the three months ended March 31, 2017 primarily relate to costs related to the Mergers in our corporate segment. Transaction costs for the three months ended March 31, 2016 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of the assets in our real estate segment and the spin-off from NorthStar Realty in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate segment. We expect further benefit from cost savings from the asset disposals in the second half of 2017 due to timing of the unwind of the structures and the reduction in the number of entities.
General and Administrative Expenses
General and administrative expenses are incurred in our corporate segment. For the three months ended March 31, 2017, our Manager did not allocate any general and administrative expenses to us. For the three months ended March 31, 2016, our Manager allocated $0.1 million.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. The increase for the three months ended March 31, 2017, is due to the acceleration of substantially all of our equity awards due to the Mergers. Refer to Note 6 for further information.

Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 18 properties during 2016 and assets being reclassified into held for sale in our real estate segment in the first quarter 2017.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The increase in the foreign currency forwards used to hedge projected net property level cash flows in our corporate segment related to the strengthened U.S. dollar against the U.K. Pound Sterling and the Euro. The increase in the interest rate caps in our real estate segment relates to the movement in interest rate spreads across Europe.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$319	$—	$319	$(10,784)	$—	$(10,784)
Foreign currency forwards	—	(1,264)	(1,264)	—	(4,431)	(4,431)
Foreign currency remeasurement	12	(8)	4	(201)	(337)	(538)
Total unrealized gain (loss) on derivatives and other	$331	$(1,272)	$(941)	$(10,985)	$(4,768)	$(15,753)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Sale of real estate investments(1)	$4,565	$—	$4,565	$(252)	$—	$(252)
Foreign currency transactions(2)	(409)	(3)	(412)	167	—	167
Write-off of deferred financing costs	—	—	—	—	(1,945)	(1,945)
Net cash payments (receipts) on derivatives	—	817	817	—	(418)	(418)
Total realized gain (loss) on sales and other	$4,156	$814	$4,970	$(85)	$(2,363)	$(2,448)
_____________

(1)	Excludes escrow arrangements entered into for specific warranties in relation to the sales.

(2)
Includes $0.4 million relating to the reclassification of the currency translation adjustment from a component of accumulated OCI to realized gain (losses) due to the sale of certain real estate assets, offset by the realized loss on the repayment of the intercompany loans in different currencies.

Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2017 represents a net benefit of $0.3 million primarily related to deferred tax benefit for our assets in our real estate segment. The income tax benefit for the three months ended March 31, 2016 represents a net benefit of $0.7 million primarily related to deferred tax benefits for our assets in our real estate segment.
Liquidity and Capital Resources
Our financing strategy is to employ investment-level financing to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders through a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities. In addition to investment-specific financings, we may use and have used credit facilities and repaid facilities on a shorter term basis and public and private, secured and unsecured debt issuances on a longer term basis. Our current primary liquidity needs are to fund:

•	our operating expenses and investment activities, including the repurchase of our common stock;

•	acquisitions of our target assets and related ongoing commitments;

•	capital improvements

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	income tax liabilities of taxable REIT subsidiaries and we are subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	net proceeds from asset disposals;

•
financings secured by our assets such as mortgage notes, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes and perpetual preferred stock and common stock;

•	cash on hand; and

•	cash flow generated from our investments, both from operations and return of capital.
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
In November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time our board of directors authorized an additional repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2017, unless otherwise extended by our board of directors. For the three months ended March 31, 2017, we did not repurchase any shares of our common stock.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of April 30, 2017 was approximately $75 million.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended March 31,
Cash flow provided by (used in):	2017	2016
Operating activities	$5,707	$5,981
Investing activities	20,582	6,864
Financing activities	(18,606)	(153,021)
Effect of foreign currency translation on cash and cash equivalents	890	3,739
Net increase (decrease) in cash and cash equivalents	$8,573	$(136,437)
Three Months Ended March 31, 2017 Compared to March 31, 2016
Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016. The decrease was primarily related to disposals during 2016.

Net cash provided by investing activities was $20.6 million for the three months ended March 31, 2017 compared to $6.9 million for the three months ended March 31, 2016. Cash flow provided by investing activities for the three months ended March 31, 2017 was higher primarily due to proceeds from the sale of real estate, offset by improvements of our operating real estate.
Net cash used in financing activities was $18.6 million for the three months ended March 31, 2017 compared to $153.0 million for the three months ended March 31, 2016. Cash flow used in financing activities for the three months ended March 31, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million and dividend payments of $8.4 million. Net cash flow used in financing activities for the three months ended March 31, 2016 was primarily due to $149.9 million from the repurchase of Senior Notes.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony NorthStar, Inc.
The management agreement with our Manager is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended March 31, 2017 and 2016, we incurred $3.6 million and $3.5 million, respectively, related to the base management fee. The base management fee to our Manager could increase subsequent to March 31, 2017 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three months ended March 31, 2017 and 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and reimburse our Manager for costs and expenses incurred by our Manager on our behalf. In addition, our Manager may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with our Manager, or the G&A Allocation. Our management agreement with our Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the total of: (a) our general and administrative expenses as reported in our consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to our Manager under the terms of the applicable management agreement and (4) any allocation of expenses to us, or NRE’s G&A; and (b) our Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of our Manager; less (ii) NRE’s G&A. The G&A Allocation may include our allocable share of our Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to our affairs. In addition, we will pay directly or reimburse our Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between our Manager and any of its executives, employees or other service providers.
Our obligation to reimburse our Manager for the G&A Allocation and any severance, at our Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to us.
For the three months ended March 31, 2017 our Manager did not allocate any general and administrative expenses to us. For the three months ended March 31, 2016, our Manager allocated $0.1 million to us. For the three months ended March 31, 2017 and 2016, the Manager did not allocate any severance to us.
In addition, the management agreement provides that, we, together with any company spun-off from us shall pay directly or reimburse our Manager for up to 50% of any long-term bonus or other compensation that our Manager’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of our Manager during any year. Subject to this limitation and limitations contained in any applicable management agreement between our Manager and any company spun-off from us, the amount paid by us and any company spun-off from us will be determined by our Manager in its discretion. At the discretion of our Manager’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of our Manager compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
Recent Developments
Dividends
On May 1, 2017, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on May 19, 2017 to stockholders of record as of the close of business on May 15, 2017.
Credit Facility
On April 6, 2017, we amended and restated our Credit Facility with a commitment of $35 million and with an initial two year term. The Credit Facility as amended no longer contains a limitation on availability based on a borrowing base and the full amount of lender commitments may be drawn, subject to compliance with customary covenants. The proceeds of the Credit Facility may be used for general corporate and working capital purposes and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million.
Sales
Subsequent to March 31, 2017, we sold one non-core asset with a carrying value of $5.0 million for $5.2 million, which was recorded in assets held for sale in the consolidated balance sheet as of March 31, 2017.

Inflation
Virtually all of our assets and liabilities are interest rate and foreign currency exchange rate sensitive in nature. As a result, interest rates, foreign currency exchange rates and other factors influence our performance significantly more than inflation does. A change in interest rates and foreign currency exchange rates may correlate with inflation rates. With the exception of the United Kingdom, rent is generally adjusted annually based on local consumer price indices. In the United Kingdom, rent is typically subject to an upward only rent review usually every three to five years.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD and NOI, each a non-GAAP measure, to evaluate our profitability.
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, realized gain (loss) on sales and other, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) on derivatives and other; realized gain (loss) on sales and other (excluding any realized gain (loss) on foreign currency derivatives); impairment on depreciable property; non-recurring bad debt expense; acquisition gains or losses; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016 (As Revised)(1)
Net income (loss) attributable to common stockholders	$(15,350)	$(28,982)
Non-controlling interests	(176)	(343)

Adjustments:
Depreciation and amortization items(2)	29,571	25,299
Unrealized (gain) loss on derivatives and other	941	15,753
Realized (gain) loss on sales and other(3)	(4,153)	2,030
Transaction costs and other(4)	1,175	1,146
CAD	$12,008	$14,903
____________________________________________________________

(1)
CAD presented for the three months ended March 31, 2016 has been revised from previously reported numbers by $1.3 million related to the tax impact of the CAD adjustments, as required for non-GAAP reporting measures. We had previously reported CAD of $13.6 million.

(2)
Three months ended March 31, 2017 represents an adjustment to exclude depreciation and amortization of $12.6 million, amortization expense of capitalized above/below market leases of $0.3 million, amortization of deferred financing costs of $0.9 million and amortization of equity-based compensation of $15.9 million. Three months ended March 31, 2016 represents an adjustment to exclude depreciation and amortization of $18.9 million, amortization expense of capitalized above/below market leases of $1.1 million, amortization of deferred financing costs of $2.0 million and amortization of equity-based compensation of $3.3 million.

(3)
Three months ended March 31, 2017 represents an adjustment to exclude a $4.6 million net gain related to the sale of real estate investment and a $0.4 million net loss related to foreign currency. CAD includes a $0.8 million net gain related to the settlement of foreign currency derivatives. Three months ended March 31, 2016 represents an adjustment to exclude a $1.9 million loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and a $0.2 million net loss related to the sale of real estate. CAD includes a $0.4 million net loss related to the settlement of foreign currency derivatives.

(4)
Three months ended March 31, 2017 represents an adjustment to exclude $0.3 million of transaction costs relating to the Mergers and $0.9 million of payroll taxes associated with the acceleration of equity awards due to the Mergers. Three months ended March 31, 2016 represents an adjustment to exclude $0.8 million of transaction costs and $0.3 million of other one-time items.

Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) on sales and other and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate segment to property and other related revenues less property operating expenses for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Rental income	$25,536	$34,833
Escalation income	5,161	6,090
Other revenue	29	703
Total property and other revenues	30,726	41,626
Properties - operating expenses	7,322	9,231
Adjustments:
Amortization and other items(1)	280	1,431
NOI(2)	$23,684	$33,826
___________________________________________________________

(1)
Three months ended March 31, 2017 primarily includes $0.3 million of amortization of above/below market leases. Three months ended March 31, 2016 primarily includes $1.1 million of amortization of above/below market leases and $0.3 million of non-recurring bad-debt expense.

(2)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
NOI	$23,684	$33,826
Adjustments:
Interest expense	(6,119)	(8,426)
Other expenses	(2,000)	(3,690)
Depreciation and amortization	(12,563)	(18,871)
Unrealized gain (loss) on derivatives and other	331	(10,985)
Realized gain (loss) on sales and other	4,156	(85)
Income tax benefit (expense)	273	659
Other items	(445)	(1,565)
Net income (loss) - Real estate segment	$7,317	$(9,137)
Remaining segments(i)	(22,843)	(20,188)
Net income (loss)	$(15,526)	$(29,325)
________________________________________________________

(i)	Represents the net income (loss) in our corporate segment to reconcile to total net income (loss).

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of March 31, 2017, a hypothetical 10% increase in GBP LIBOR or EURIBOR applied to our liabilities (and related derivatives) would result in an increase in net income of approximately $89 million annually, respectively.
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
As of March 31, 2017, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
We can provide no assurances, however, that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio.
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

The following chart represents the change in the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate during the three months ended March 31, 2017 and 2016:

Source: Oanda
Our properties and the rent payments under our leases for these properties are denominated predominantly in Euro and U.K. Pounds Sterling and we expect substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the country in which the underlying property is located. Additionally, our non-recourse mortgage borrowings are denominated in the same currency as the assets securing the borrowing. A majority portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency, however we do have corporate expenses, such as our dividend, that are paid in U.S. dollar. We report our results of operations and consolidated financial information in the U.S. dollars. Consequently, our results of operations as reported in U.S. dollars are impacted by fluctuations in the value of the local currencies in which we conduct our European business.
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, seek to actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of March 31, 2017, we have entered into foreign currency forwards with respect to the project net property level cash flows which are hedged for 20 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of equity of approximately $1.2 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net income of approximately $0.7 million annually, respectively.
We can provide no assurances, however, that our efforts to manage foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

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
(a) Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II Other Information
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
You should carefully consider all information contained in this interim report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

Item 4. Mine Safety Disclosures
None.

Item 6.   Exhibits

Exhibit Number		Description of Exhibit
10.10
Amended and Restated Credit Agreement, dated as of April 6, 2017, by and among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., as guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. as administrative agent and the other commercial bank lenders thereto (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K for the period April 6, 2017)

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	May 10, 2017	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ SCOTT A. BERRY
Scott A. Berry
Chief Financial Officer