Form 10-Q
period 2017-06-30
NorthStar Realty Europe Corp.
filed 2017-08-08
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The Company has one class of common stock, $0.01 par value per share, 55,260,911 shares outstanding as of August 3, 2017.

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

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Operating real estate, gross	$1,738,608	$1,614,432
Less: accumulated depreciation	(88,242)	(63,585)
Operating real estate, net	1,650,366	1,550,847
Preferred equity investments	34,064	—
Cash and cash equivalents	69,256	66,308
Restricted cash	10,654	10,242
Receivables, net of allowance of $579 and $553 as of June 30, 2017 and December 31, 2016, respectively	6,882	6,015
Assets held for sale	9,427	28,208
Derivative assets, at fair value	9,839	13,729
Intangible assets, net	149,352	148,403
Other assets, net	25,393	21,640
Total assets	$1,965,233	$1,845,392
Liabilities
Mortgage and other notes payable, net	$1,232,354	$1,149,119
Credit facility	23,000	—
Accounts payable and accrued expenses	26,778	28,004
Due to related party (refer to Note 6)	3,544	4,991
Derivative liabilities, at fair value	3,666	—
Intangible liabilities, net	31,010	30,802
Liabilities held for sale	—	2,041
Other liabilities	33,349	28,918
Total liabilities	1,353,701	1,243,875
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 9)	1,749	1,610
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 55,258,084 and 55,395,143 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	553	554
Additional paid-in capital	934,136	925,473
Retained earnings (accumulated deficit)	(325,158)	(282,769)
Accumulated other comprehensive income (loss)	(5,276)	(51,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	604,255	591,834
Non-controlling interests	5,528	8,073
Total equity	609,783	599,907
Total liabilities, redeemable non-controlling interest and equity	$1,965,233	$1,845,392

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$26,025	$33,990	$51,561	$68,823
Escalation income	5,558	5,908	10,719	11,998
Interest income	297	—	297	—
Other income	508	46	537	749
Total revenues	32,388	39,944	63,114	81,570
Expenses
Properties - operating expenses	7,680	8,540	15,002	17,771
Interest expense	6,722	11,641	13,105	24,183
Transaction costs	973	1,652	1,233	2,483
Impairment losses	—	27,468	—	27,468
Management fee, related party	3,572	3,500	7,131	7,000
Other expenses	2,608	3,041	4,608	6,731
General and administrative expenses	1,555	1,502	4,152	2,978
Compensation expense (1)	1,385	3,766	17,255	7,034
Depreciation and amortization	12,520	18,404	25,083	37,275
Total expenses	37,015	79,514	87,569	132,923
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 11)	(7,655)	1,159	(8,596)	(14,594)
Realized gain (loss) on sales and other	1,981	4,622	6,951	2,174
Income (loss) before income tax benefit (expense)	(10,301)	(33,789)	(26,100)	(63,773)
Income tax benefit (expense)	(237)	(520)	36	139
Net income (loss)	(10,538)	(34,309)	(26,064)	(63,634)
Net (income) loss attributable to non-controlling interests	91	400	267	743
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(10,447)	$(33,909)	$(25,797)	$(62,891)
Earnings (loss) per share:
Basic	$(0.19)	$(0.57)	$(0.47)	$(1.06)
Diluted	$(0.19)	$(0.57)	$(0.47)	$(1.06)
Weighted average number of shares:
Basic	55,023,535	59,115,895	54,928,364	59,266,850
Diluted	55,587,897	59,805,545	55,546,668	59,957,559
Dividends per share of common stock	$0.15	$0.15	$0.30	$0.30
____________________

(1)
Compensation expense for the three and six months ended June 30, 2017 and 2016 is comprised of equity-based compensation expenses. For the six months ended June 30, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(10,538)	$(34,309)	$(26,064)	$(63,634)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	37,229	(32,363)	46,473	(5,789)
Total other comprehensive income (loss)	37,229	(32,363)	46,473	(5,789)
Comprehensive income (loss)	26,691	(66,672)	20,409	(69,423)
Comprehensive (income) loss attributable to non-controlling interests	(203)	65	(325)	469
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$26,488	$(66,607)	$20,084	$(68,954)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2015	59,326	$593	$968,662	$(186,246)	$2,560	$785,569	$10,173	$795,742
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance and vesting of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	554	925,473	(282,769)	(51,424)	591,834	8,073	599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,801	—	—	1,801	(1,801)	—
Conversion of Common Units to common stock (refer to Note 9)	238	3	2,796	—	—	2,799	(2,799)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	15,056	—	—	15,056	2,174	17,230
Issuance and vesting of restricted stock, net of tax withholding	486	5	(5)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	46,148	46,148	325	46,473
Dividends on common stock and equity-based compensation	—	—	—	(16,592)	—	(16,592)	(177)	(16,769)
Net income (loss)	—	—	—	(25,797)	—	(25,797)	(267)	(26,064)
Balance as of June 30, 2017 (unaudited)	55,258	$553	$934,136	$(325,158)	$(5,276)	$604,255	$5,528	$609,783

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(26,064)	$(63,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,083	37,275
Amortization of deferred financing costs	1,689	3,789
Amortization of equity-based compensation	17,230	6,517
Allowance for uncollectible accounts	266	287
Unrealized (gain) loss on derivatives and other	8,596	14,594
Realized (gain) loss on sales and other	(6,951)	(2,174)
Impairment losses		27,468
Amortization of capitalized above/below market leases	533	2,318
Straight line rental income	(1,671)	(3,825)
Deferred income taxes, net	(310)	(859)
Changes in assets and liabilities:
Restricted cash	424	(4,142)
Receivables	76	(4,788)
Other assets	(1,850)	(691)
Accounts payable and accrued expenses	(4,914)	(5,902)
Due to related party	(1,447)	(389)
Other liabilities	2,702	2,914
Net cash provided by (used in) operating activities	13,392	8,758
Cash flows from investing activities:
Improvements of operating real estate	(5,552)	(5,792)
Origination of preferred equity investments	(34,064)	—
Proceeds from sale of operating real estate	34,510	74,923
Other assets	(1,179)	(10,691)
Change in receivable	2,256	—
Changes in restricted cash	—	9,915
Net cash provided by (used in) investing activities	(4,029)	68,355
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(7,451)	(32,088)
Borrowings from credit facility	35,000	65,000
Repayment of credit facility	(12,000)	(6,358)
Repurchase of Senior Notes		(230,782)
Payment of financing costs	(501)	(2,271)
Purchase of derivative instruments	—	(380)
Settlement of derivatives	1,456	(1,195)
Retirement of shares of common stock	—	(4,919)
Tax withholding related to vesting of equity-based compensation	(10,994)	(113)
Dividends	(16,769)	(17,986)
Net cash provided by (used in) financing activities	(11,259)	(231,092)
Effect of foreign currency translation on cash and cash equivalents	4,844	(4,763)
Net increase (decrease) in cash and cash equivalents	2,948	(158,742)
Cash and cash equivalents—beginning of period	66,308	283,844
Cash and cash equivalents—end of period	$69,256	$125,102

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$8,468	$276,513
Conversion of Common Units to common stock	2,799	—
Reclassification of intangibles to assets held for sale	959	37,394
Reclassification of other assets and liabilities to assets held for sale	—	7,593
Reclassification related to measurement adjustments/other	—	5,628
Retirement of shares of common stock	—	1,351
Reallocation of interest in Operating Partnership	1,801	1,360
Accrued capital expenditures and deferred assets	668	—
Reclassification from other assets to operating real estate	—	774

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
Preferred Equity Investments
Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments, if any. Preferred equity investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Preferred equity investments where the Company does not have the intent to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or fair value.
Assets and Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell net of the intangible assets associated with the asset, with any write-down to fair value less cost to sell recorded as an impairment loss. Once a property is determined to be held for sale, depreciation is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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
The following table presents identified intangibles as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$89,838	$(36,364)	$53,474	$84,743	$(29,012)	$55,731
Above-market lease	38,108	(10,066)	28,042	36,704	(8,198)	28,506
Below-market ground lease	54,000	(1,132)	52,868	51,218	(832)	50,386
Goodwill(1)	14,968	N/A	14,968	13,780	N/A	13,780
Total	$196,914	$(47,562)	$149,352	$186,445	$(38,042)	$148,403

Intangible liabilities:
Below-market lease	$36,517	$(10,625)	$25,892	$34,163	$(8,104)	$26,059
Above-market ground lease	5,258	(140)	5,118	4,839	(96)	4,743
Total	$41,775	$(10,765)	$31,010	$39,002	$(8,200)	$30,802
_______________________

(1)
Represents goodwill associated with certain share-deal acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Other assets:
Prepaid expenses	$3,521	$1,951
Deferred costs, net	4,765	3,029
Deferred tax assets, net	267	—
Straight-line rent, net	12,613	10,182
Escrow receivable	3,185	6,168
Other	1,042	310
Total	$25,393	$21,640

	June 30, 2017	December 31, 2016
Other liabilities:
Deferred tax liabilities	$9,795	$8,916
Prepaid rent received and unearned revenue	16,626	13,585
Tenant security deposits	4,807	4,322
Prepaid escalation income	1,907	1,560
Other	214	535
Total	$33,349	$28,918

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
Preferred Equity Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such investment is reclassified to held for sale.
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the three and six months ended June 30, 2017, the Company did not recognize any impairment losses. For the three and six months ended June 30, 2016, the Company recognized $27.5 million of impairment losses.
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
Preferred Equity Investments
Preferred equity investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of investment loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, an investment loss reserve is recorded with a corresponding charge to provision for investment losses. The investment loss reserve for each investment is maintained at a level that is determined to be adequate by management to absorb probable losses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2017, the Company did not have any impaired preferred equity investments.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended June 30, 2017 and 2016, the Company reclassified $0.1 million and $0.3 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets. For the six months ended June 30, 2017 and 2016, the Company reclassified $(0.3) million and $0.7 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and six months ended June 30, 2017 and 2016. Dividends distributed for the three and six months ended June 30, 2017 and 2016 were characterized, for U.S. federal income tax purposes, as ordinary income.
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
The Company recorded an income tax expense for the three months ended June 30, 2017 and 2016 of $0.2 million and $0.5 million, respectively. The Company recorded an income tax benefit for the six months ended June 30, 2017 and 2016 of an immaterial amount and $0.1 million, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company’s escalation income includes lease-related executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services) which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adoption of the lease accounting update. The Company expects that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is still completing its assessment of the overall impact of adopting this update.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. As of June 30, 2017, the Company has three ground lease agreements with annual payments of $0.6 million. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
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
In May 2017, the FASB issued guidance clarifying when to account for a change to the terms or conditions of a share-based payment award as a modification.  The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Land	$387,254	$360,555
Buildings and improvements	1,057,562	980,053
Building, leasehold interests and improvements	227,054	212,864
Furniture, fixtures and equipment	1,384	1,214
Tenant improvements	65,354	59,746
Operating real estate, gross	1,738,608	1,614,432
Less: accumulated depreciation	(88,242)	(63,585)
Operating real estate, net	$1,650,366	$1,550,847

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of June 30, 2017 (dollars in thousands):

			Assets(1)
Location	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Total(2)
Spain(3)	Office	1	$6,373	$958	$7,331
Netherlands	Office	1	2,095	1	2,096
Total		2	$8,468	$959	$9,427
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as asset sales and share sales subject to standard industry terms and conditions. The assets contributed $0.3 million and $0.4 million of revenue and a loss before income tax benefit (expense) of $0.3 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $4.1 million prior to being reclassified into held for sale.

(3)	Asset was subsequently sold in July 2017 for $9.0 million.
Real Estate Sales
For three months ended June 30, 2017, the Company sold two non-core assets for $12.3 million. The Company received $11.7 million of proceeds, net of sales costs. In connection with the sales, for the three months ended June 30, 2017, the Company recorded a $1.4 million realized gain in the Company’s consolidated statements of operations. As of June 30, 2017, there were $2.1 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain.
For the six months ended June 30, 2017, the Company sold three non-core assets for $33.2 million. The Company received $31.8 million of proceeds, net of sales costs. In connection with the sales, for the six months ended June 30, 2017, the Company recorded a $4.1 million realized gain in the Company’s consolidated statements of operations. The Company also recorded an additional realized gain of $1.9 million for the six months ended June 30, 2017 related to the release of escrow accounts from prior disposals.

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $34.1 million of preferred equity, which the Company accounts for as a debt investment.
The following table presents one preferred equity investment as of June 30, 2017 (dollars in thousands):

	June 30, 2017 (Unaudited)
Asset Type	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$34,064	$34,064	8.00%	May 2020
Credit Quality Monitoring
The Company’s preferred equity investment is secured by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its preferred equity investment at least quarterly and determines the relative credit quality principally based on: (i) whether the borrower is currently paying debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a preferred equity investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality preferred equity investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality preferred equity investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”).
As of June 30, 2017, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three and six months ended June 30, 2017, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Borrowings
The following table presents borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

			June 30, 2017 (Unaudited)		December 31, 2016
	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex	Jan-20	GBP LIBOR + 1.75%	$52,819	$52,084	$50,116	$49,284
U.K. Complex - Mezzanine	Jan-20	8.325%	12,189	12,127	11,565	11,497
Trias Portfolio 1(3)(5)(8)	Apr-20	EURIBOR + 2.70%	12,107	11,854	9,477	13,301
Trias Portfolio 2(3)(5)	Dec-20	EURIBOR + 1.55%	81,615	81,429	78,952	78,708
Trias Portfolio 3(3)(5)	Apr-20	EURIBOR + 1.65%	43,539	42,240	45,170	39,568
Trias Portfolio 4(3)(5)	Apr-20	GBP LIBOR + 2.70%	16,697	16,314	15,843	15,446
SEB Portfolio 1(5)	Apr-22	EURIBOR + 1.80%	302,590	298,769	278,539	274,614
SEB Portfolio 2(5)	Apr-22	GBP LIBOR + 1.80%	241,724	238,613	229,353	226,078
SEB Portfolio - Preferred(4)	Apr-60	2.30%	97,800	97,492	90,033	89,720
Trianon Tower(5)	Jul-23	EURIBOR + 1.30%	376,949	375,356	347,012	345,422
Other - Preferred(6)	Oct-45	1.00%	6,684	6,076	6,151	5,481
Total mortgage and other notes payable			1,244,713	1,232,354	1,162,211	1,149,119
Credit Facility
Credit Facility	Apr-19(7)	LIBOR + 2.75%	23,000	23,000	—	—
Grand Total			$1,267,713	$1,255,354	$1,162,211	$1,149,119
________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, as such, the principal amount generally increased due to the change in the Euro or U.K. Pound Sterling compared to the U.S. dollar. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

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

(7)	Subject to a one year extension at the discretion of the Company.

(8)	In June 2017, the Company amended and restated the agreement to increase the loan amount by $5.1 million and reduce future minimum capital expenditure spending requirements.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable and Credit Facility as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Principal amount	$1,267,713	$1,162,211
Deferred financing costs, net	(12,359)	(13,092)
Carrying value	$1,255,354	$1,149,119

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2017 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facility
July 1 to December 31, 2017	$—	$—	$—
Years ending December 31:
2018	—	—	—
2019	23,000	—	23,000
2020	218,967	218,967	—
2021	—	—	—
2022 and thereafter	1,025,746	1,025,746	—
Total	$1,267,713	$1,244,713	$23,000
As of June 30, 2017 and December 31, 2016 the Company was in compliance with all of its financial covenants.
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
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility was secured by collateral relating to a borrowing base at that time and guarantees by certain subsidiaries of the Company. In October 2016, the Company permanently reduced the aggregate commitments under the Credit Facility to $35.0 million. In April 2017, the Company amended and restated the Credit Facility with aggregate commitments of $35 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million. As of June 30, 2017, $23.0 million remained outstanding on the Credit Facility.
6.    Related Party Arrangements
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
Base Management Fee
For the three months ended June 30, 2017 and 2016, the Company incurred $3.6 million and $3.5 million, respectively, related to the base management fee. For the six months ended June 30, 2017 and 2016, the Company incurred $7.1 million and $7.0 million, respectively, related to the base management fee. As of June 30, 2017, $3.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager could increase subsequent to June 30, 2017 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and six months ended June 30, 2017 and 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and six months ended June 30, 2017 and three months ended June 30, 2016 the Manager did not allocate any general and administrative expenses to the Company. For the six months ended June 30, 2016, the Manager allocated $0.1 million to the Company. For the three and six months ended June 30, 2017 and 2016, the Manager did not allocate any severance to the Company.
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
The Company does not have employment agreements with its named executive officers, but the Company has generally agreed to pay directly or reimburse the Manager for the portion of any severance paid by the Manager or any of its affiliates to an individual pursuant to the terms of any employment, consulting or similar service agreement, including any employment agreements with Colony NorthStar or its subsidiaries and its named executive officers, that corresponds to or is attributable to: (i) the equity compensation that the Company is required to pay directly or reimburse the Manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by the Company to such individual as an employee or other service provider of the Company; and (iii) any amounts paid to such individual by the Manager or any of its affiliates that the Company is obligated to reimburse the Manager pursuant to the management agreement. With respect to Mahbod Nia only, in lieu of the foregoing severance payment or reimbursement, the Company has agreed to pay directly or reimburse the Manager for 50% of any cash payments made by the Manager or any of its affiliates in connection with the termination of Mr. Nia’s employment either without cause or upon the non-renewal of Mr. Nia’s term of employment by the employer or by Mr. Nia for good reason; provided that the Company’s board of directors consented to the taking of such action (or, with respect to a termination for good reason, any action taken with the intent to create good reason). Because the Company’s obligation to pay these amounts is owed to the Manager and not directly to the Company’s named executive officers and the Company does not control the terms of the agreements between the Manager or its affiliates and the Company’s named executive officers, the discussion above does not include these amounts or a discussion of any arrangements that the Manager or its affiliates may have with the Company’s named executive officers pursuant to which our obligations to the Manager may arise.
Manager Ownership of Common Stock
As of June 30, 2017, Colony NorthStar and its subsidiaries owned 4,938,225 shares of the Company’s common stock, or approximately 9.0% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three and six months ended June 30, 2017 and 2016:
For the six months ended June 30, 2017 and 2016, the Company recorded $17.3 million and $7.0 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. For the three months ended June 30, 2017 and 2016, the Company recorded $1.4 million and $3.8 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. In connection with the change of control of NSAM as a result of the Mergers, substantially all outstanding equity awards of the Company that were subject to vesting based solely on continued employment or services and a portion of the outstanding equity awards of the Company that were subject to vesting based on the achievement of additional performance-based criteria vested. As of June 30, 2017, equity-based compensation expense to be recognized over the remaining vesting period through January 2020 is $9.3 million, provided there are no additional forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of June 30, 2017, under the 2015 Plan, a total of 1.2 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.7 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.1 million reserved for issuance upon conversion of outstanding LTIP Units and 1.6 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.3 million otherwise unreserved shares remained available for issuance.
All of the equity awards issued by the Company since the spin-off from NorthStar Realty on November 1, 2015 (the “Spin-off”) have been issued under the 2015 Plan. During the six months ended June 30, 2017, the Company issued 500,642 restricted shares of common stock under the 2015 Plan to employees of the Manager or its subsidiaries in accordance with the terms of the management agreement described above in Note 6, of which 379,594 vested in connection with the Mergers.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 restricted stock units (“RSUs”) to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries.
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
Following the Spin-off, NorthStar Realty and the compensation committee of its board of directors continued to administer all awards granted by NorthStar Realty prior to the Spin-Off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to, and did not reduce availability under, the 2015 Plan. In connection with the Mergers, all of these outstanding equity-based awards (other than an RSU relating to 83,333 shares of the Company’s common stock) vested or were forfeited.
The following table presents activity related to the issuance, vesting, conversion and forfeitures of restricted stock and Common Units. The balance as of June 30, 2017 represents vested Common Units and unvested market-based RSUs (grants in thousands):

	Six Months Ended June 30, 2017
	Restricted Stock(1)	Common Units(3)	Restricted Stock Units(4)	Performance RSUs(5)	Total Grants	Weighted Average Grant Price
December 31, 2016	1,139	688	83	1,868	3,778	$11.29
Granted	501	—	—	—	501	12.69
Converted	—	(236)	—	—	(236)	21.21
Vested(2)	(1,519)	—	—	(178)	(1,697)	10.22
Forfeited(6)	—	(1)	—	(334)	(335)	5.62
June 30, 2017	121	451	83	1,356	2,011	$12.30
___________________

(1)	Represents restricted stock included in common stock.

(2)	Vested primarily includes the acceleration of substantially all outstanding equity awards of the Company in connection with the change of control of NSAM as a result of the Mergers.

(3)
Includes vested and unvested Common Units in the Operating Partnership issued in the Spin-Off with respect to equity-based awards granted by NorthStar Realty prior to the Spin-Off. As of June 30, 2017, all of these Common Units in the Operating Partnership were vested.

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

(5)	As of June 30, 2017, represented outstanding Absolute and Relative RSUs.

(6)	Includes the forfeiture of performance based RSUs issued to NSAM executives as part of historical bonus plans in connection with the change of control of NSAM.

8.	Stockholders’ Equity
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Company’s board of directors authorized an additional repurchase of up to $100 million of its outstanding common stock. The authorization expires in November 2017, unless otherwise extended by the Company’s board of directors. For the six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. For the six months ended June 30, 2016, the Company repurchased 0.6 million shares of its common stock for approximately $6.3 million. From the original authorization in November 2015 through June 30, 2017, the Company repurchased 9.3 million shares of its common stock for approximately $100.0 million.
Dividends
The following table presents dividends declared (on a per share basis) with respect to the six months ended June 30, 2017 and 2016:

Common Stock
Declaration Date	Dividend Per Share
2017
May 1	$0.15
August 2	$0.15
2016
May 10	$0.15
August 3	$0.15

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(10,447)	$(33,909)	$(25,797)	$(62,891)
Net income (loss) attributable to Unit Holders non-controlling interest	(117)	(349)	(310)	(700)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(10,564)	$(34,258)	$(26,107)	$(63,591)
Denominator:(2)
Weighted average shares of common stock	55,024	59,116	54,928	59,267
Weighted average Unit Holders(1)	564	690	619	691
Weighted average shares of common stock and Unit Holders(2)	55,588	59,806	55,547	59,958
Earnings (loss) per share:
Basic	$(0.19)	$(0.57)	$(0.47)	$(1.06)
Diluted	$(0.19)	$(0.57)	$(0.47)	$(1.06)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of June 30, 2017. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of June 30, 2017, 450,861 Common Units and LTIP Units were outstanding, representing a 0.8% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended June 30, 2017 and 2016 was a net loss of $0.1 million and $0.3 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended June 30, 2017 and 2016 was a net loss of $0.3 million and $0.7 million, respectively.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of June 30, 2017:
Interest rate caps	4	$1,193,235	$8,674	(1)	January 2020 - July 2023
Foreign currency forwards, net(2)	2	102,157	(2,501)	N/A	August 2017 - November 2018
Total	6	$1,295,392	$6,173

As of December 31, 2016:
Interest rate caps	4	$1,107,400	$8,659	(1)	January 2020 - July 2023
Foreign currency forwards(2)	2	72,806	5,070	N/A	February 2017 - November 2017
Total	6	$1,180,206	$13,729
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Balance Sheet	June 30, 2017	December 31, 2016
	Location
Interest rate caps	Derivative assets	$8,674	$8,659
Foreign currency forwards	Derivative assets	$1,165	$5,070
Foreign currency forwards	Derivative liabilities	$3,666	$—
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$(1,032)	$(3,391)	$(713)	$(14,175)
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on derivatives and other (1)	(6,308)	4,638	(7,572)	207
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	639	(776)	1,456	(1,194)
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2017 and December 31, 2016. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2017 and December 31, 2016.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	Fair Value
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,198,630	$9,839	$9,839	$1,180,206	$13,729	$13,729
Preferred equity investment	34,064	34,064	34,064	—	—	—
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,244,713	$1,232,354	$1,228,918	$1,162,211	$1,149,119	$1,146,134
Credit Facility	23,000	23,000	23,000	—	—	—
Derivative liabilities	96,762	3,666	3,666	—	—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Preferred Equity Investments
For preferred equity investments, fair value was computed by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Credit Facility
As of the reporting date, the Company believes the carrying value of the Credit Facility approximates fair value. The fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

12.	Commitments and Contingencies
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three and six months ended June 30, 2017, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 6.9 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue. Additionally,

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for the three and six months ended June 30, 2017, Germany, France, the United Kingdom and the Netherlands each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

13.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity- Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investment secured by interest in an European prime office property.

•	Corporate - The corporate segment includes corporate level interest expense, management fee and general and administrative expenses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Rental income	$26,025	(1)	$—	$—		$26,025
Escalation income	5,558	(1)	—	—		5,558
Interest income	—		297	—		297
Interest expense(2)	6,451		—	271		6,722
Management fee, related party	—		—	3,572		3,572
Transaction costs	—		546	427		973
Depreciation and amortization	12,520		—	—		12,520
Other expenses	9,804	(3)	—	8,590	(4)	18,394
Income (loss) before income tax benefit (expense)	2,808		(249)	(12,860)		(10,301)
Income tax benefit (expense)	(237)		—	—		(237)
Net income (loss)	$2,571		$(249)	$(12,860)		$(10,538)
___________________________________

(1)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $13.1 million, $8.9 million, $5.5 million and $3.7 million, respectively.

(2)	Includes $0.7 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(3)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps.

(4)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

	Three Months Ended June 30, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Rental income	$33,990	(2)	$—		$33,990
Escalation income	5,908	(2)	—		5,908
Interest expense(3)	8,691		2,950		11,641
Management fee, related party	—		3,500		3,500
Transaction costs	—		1,652		1,652
Depreciation and amortization	18,404		—		18,404
Other expenses	34,551	(4)	3,939	(5)	38,490
Income (loss) before income tax benefit (expense)	(21,748)		(12,041)		(33,789)
Income tax benefit (expense)	(520)		—		(520)
Net income (loss)	$(22,268)		$(12,041)		$(34,309)
___________________________________

(1)	The Company did not have a preferred equity segment for the three months ended June 30, 2016.

(2)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $14 million, $10.2 million, $5.1 million and $4.7 million, respectively.

(3)	Includes $0.8 million and $1.2 million of amortization of deferred financing costs in the real estate equity and corporate segment, respectively.

(4)	Primarily relates to properties - operating expenses, unrealized loss on interest rate casps and impairment loss of $27.5 million.

(5)
Primarily relates to general and administrative expense, realized loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and unrealized gain on foreign currency forwards.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Rental income	$51,561	(1)	$—	$—		$51,561
Escalation income	10,719	(1)	—	—		10,719
Interest income	—		297	—		297
Interest expense(2)	12,571		—	534		13,105
Management fee, related party	—		—	7,131		7,131
Transaction costs	—		546	687		1,233
Depreciation and amortization	25,083		—	—		25,083
Other expenses	14,774	(3)	—	27,351	(4)	42,125
Income (loss) before income tax benefit (expense)	9,852		(249)	(35,703)		(26,100)
Income tax benefit (expense)	36		—	—		36
Net income (loss)	$9,888		$(249)	$(35,703)		$(26,064)
___________________________________

(1)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $25.8 million, $17.5 million, $10.8 million and $7.3 million, respectively.

(2)	Includes $1.5 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(3)	Primarily relates to properties - operating expense offset by the realized gain on the sale of real estate.

(4)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

	Six Months Ended June 30, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Rental income	$68,823	(2)	$—		$68,823
Escalation income	11,998	(2)	—		11,998
Interest expense(3)	17,117		7,066		24,183
Management fee, related party	—		7,000		7,000
Transaction costs	—		2,483		2,483
Depreciation and amortization	37,275		—		37,275
Other expenses	57,973	(4)	15,680	(5)	73,653
Income (loss) before income tax benefit (expense)	(31,544)		(32,229)		(63,773)
Income tax benefit (expense)	139		—		139
Net income (loss)	$(31,405)		$(32,229)		$(63,634)
___________________________________

(1)	The Company did not have a preferred equity segment for the six months ended June 30, 2016.

(2)	Includes revenues primarily attributable to Germany, the United Kingdom, France and the Netherlands of $28.4 million, $20.0 million, $10.9 million and $9.8 million, respectively.

(3)	Includes $1.7 million and $2.1 million of amortization of deferred financing costs in the real estate equity and corporate segment, respectively.

(4)	Primarily relates to properties - operating expense, unrealized loss on derivatives and impairment loss of $27.5 million offset by the realized gain on the sale of real estate.

(5)
Primarily relates to management fees, general and administrative expense, realized loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and includes an allocation of general and administrative expenses from the Manager of $0.1 million.

The following table presents total assets by segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
June 30, 2017	$1,925,692	$34,662	$4,879	$1,965,233
December 31, 2016	1,835,531	—	9,861	1,845,392

14.	Subsequent Events
Dividends
On August 2, 2017, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on August 18, 2017 to stockholders of record as of the close of business on August 14, 2017.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sales
Subsequent to June 30, 2017, the Company sold one non-core asset with a carrying value of $7.3 million for $9.0 million, which was recorded in assets held for sale in the consolidated balance sheet as of June 30, 2017.

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
Investments
In May 2017, we partnered with a leading property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom with 22,557 square meters, 100% occupancy and a 6.8 year weighted average lease term to expiry. We invested approximately $34 million of preferred equity with a base yield of 8% plus equity participation rights.
Summary of Business
Our primary business line is investing in European real estate. We are predominantly focused on the Core Portfolio.
Our Investments
Our portfolio as of June 30, 2017 adjusted for sales through July 31, 2017 includes the following (dollars in millions):

Investment Type	Primary Location(s)	Property Type	Cost(1)	Count		Ownership Interest
Real estate equity
U.K. Complex	United Kingdom	Multi-tenant office	$77	1		93%
SEB Portfolio	Germany, United Kingdom, France	Multi-tenant office	984	7		95%	(2)
Trias Portfolio(3)	Germany, United Kingdom, France	Office/Hotel/Industrial/Retail	358	16	(4)	95%	(2)
Trianon Tower	Germany	Multi-tenant office	666	3		95%	(2)
Total real estate equity			2,085	27
Preferred Equity
Preferred equity investment			34	1
Total preferred equity			34	1
Total investments			$2,119	28
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of June 30, 2017.

(2)	We are entitled to 100% of the economic benefits and incur 100% of the economic losses in accordance with the applicable governing documents.

(3)	Trias Portfolio represents the IVG Portfolio, Internos Portfolio and Deka Portfolio. Such three portfolios were not under common control or management at the time of acquisition.

(4)	Includes one asset held for sale.

Real Estate Equity
Overview
Our real estate equity investment strategy is focused on European prime office properties located in key cities within Germany, the United Kingdom and France.
Our Portfolio
The following presents a summary of our portfolio as of June 30, 2017 adjusted for sales through July 31, 2017:

		Portfolio by Geographic Location
		June 30, 2017	December 31, 2016
Total portfolio, at cost(1)	$2.1 billion
Number of properties	27
Number of countries	5
Total square meters(2)	351,514
Weighted average occupancy	83%
Weighted average lease term	5.9 years
In-place rental income:(3)
Core Portfolio	85%
Other markets	15%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of June 30, 2017.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of June 30, 2017 and is translated using exchange rates as of June 30, 2017.
The following table presents significant tenants in our portfolio, based on in-place rental income as of June 30, 2017:

Significant tenants:	Industry	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Finance	35,972	19%	6.9
BNP PARIBAS RE	Finance	15,406	9%	2.6
Deloitte Holding B.V.	Legal, Tax & Management Consultancy	23,684	7%	2.4
Deutsche Bundesbank	Finance	15,120	5%	9.4
BNP PARIBAS SA	Finance	11,235	5%	3.8
Cushman & Wakefield LLP	Legal, Tax & Management Consultancy	5,150	5%	7.8
Morgan Lewis & Bockius LLP	Legal, Tax & Management Consultancy	4,848	4%	8.2
PAREXEL International GmbH	Public Utilities & Telecommunications	18,254	3%	17.0
Moelis & Co UK LLP	Legal, Tax & Management Consultancy	3,366	3%	7.8
Bigpoint GmbH	Other	11,916	2%	3.9
		144,951	62%	6.4
__________________

(1)	Based on contractual rentable area.

The following table presents rental income concentration by country for our portfolio from inception through June 30, 2017 adjusted for sales through July 31, 2017:

Country	Number of Properties	Percentage of In-Place Rental Income(1)	Square Meters(2)	Weighted Average Lease Term (in years)
Germany	11	46%	154,294	7.4
United Kingdom	5	27%	46,520	6.7
France	4	16%	32,075	3.8
Other(3)	7	11%	118,626	2.8
Total	27	100%	351,515	5.9
__________________

(1)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of June 30, 2017.

(2)	Based on contractual rentable area.

(3)	Includes assets in Portugal, Netherlands and assets outside our Core Portfolio in Germany, the United Kingdom and France.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London, United Kingdom with 22,557 square meters, 100% occupancy and a 6.8 year weighted average lease term to expiry. We invested approximately $34 million of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
The European economy has been in a gradual and sustained state of recovery for the past four years. In the second quarter of 2017, Gross Domestic Product in the European Union, or EU, grew by 2.2% year on year. Unemployment in the EU continued to fall, reaching 7.7% in June 2017 (down from 8.6% a year earlier), the lowest level recorded since December 2008. Despite stronger than anticipated economic performance during 2016, the Bank of England recently revised its 2017 U.K. growth projection down by 0.2% to 1.7%, citing uncertainty following last summer’s EU referendum. This uncertainty has the potential to negatively impact investment and consumer demand as a higher inflation rate, primarily due to the weaker Pound Sterling, begins to erode real incomes. The outlook for the U.K. economy is likely to be highly dependent on the duration and perceived outcome of Brexit negotiations.
The Eurozone economy remains buoyant achieving 2.1% GDP growth in the second quarter. In July 2017, the International Monetary Fund, or IMF, upgraded its 2017 GDP forecast for the Euro Area up to 1.9% reflecting robust economic performance in the first half of 2017. Unemployment fell to 9.1%, its lowest level since February 2009. This stronger than anticipated economic recovery has resulted in the European Central Bank, or ECB, recently signaling its intention to consider reducing the level of economic stimulus provided. However, inflation remains subdued at 1.3% in the year to July, below the ECB’s target of just under 2%. A combination of below target inflation, lack of growth in real incomes and disparity in economic growth rates among Eurozone member countries means that any unwinding of stimulus is likely to be gradual and subject to ongoing review based on the future economic performance of the region.
Geopolitical uncertainty in the region appears to have receded for the time being.
European commercial real estate investment volume totaled €74 billion in the second quarter of 2017, and €130 billion in the first half of 2017, 13% above the first six months of 2016. Strong second quarter investment activity included the €12.2 billion sale of Logicor.
The office sector represented approximately 33% of total second quarter investment volume. Property yields in most asset classes and markets were stable during the second quarter and continue to remain at a significant premium to sovereign yields.
Driven by continued strong demand from foreign investors and a number of large transactions in the industrial segment, German transaction volume reached €26.2 billion in the first half of 2017 (41% above the same period last year), the highest mid-year transaction volume since 2007.

Total U.K. investment volume was £27.2 billion in the first six month of 2017 (1% above the same period in 2016), with London accounting for 50% of all transactions and Chinese or Hong Kong based investors being the dominant source of overseas capital inflows. Despite further uncertainty created by the recent U.K. general election, yields remained broadly stable during the quarter.
Total French investment volume was €6.8 billion in the first six months of 2017 (27% below the same period in 2016), driven by scarcity of large transactions and uncertainty related to the recent general election.
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
Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.
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
Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes, and in order to maximize returns and manage portfolio risk, we may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if we determine it to be appropriate depending upon prevailing market conditions or factors regarding a particular asset. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular investment or that we will not realize losses on certain dispositions.
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

Results of Operations
The following presents a summary of our activity for the three and six months ended June 30, 2017 and 2016:
Comparison of the Three Months Ended June 30, 2017 to June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$26,025	$33,990	$(7,965)	(23)%
Escalation income	5,558	5,908	(350)	(6)%
Interest income	297	—	297	100%
Other income	508	46	462	1,004%
Total revenues	32,388	39,944	(7,556)	(19)%
Expenses
Properties - operating expenses	7,680	8,540	(860)	(10)%
Interest expense	6,722	11,641	(4,919)	(42)%
Transaction costs	973	1,652	(679)	(41)%
Impairment losses	—	27,468	(27,468)	(100)%
Management fee, related party	3,572	3,500	72	2%
Other expenses	2,608	3,041	(433)	(14)%
General and administrative expenses	1,555	1,502	53	4%
Compensation expense	1,385	3,766	(2,381)	(63)%
Depreciation and amortization	12,520	18,404	(5,884)	(32)%
Total expenses	37,015	79,514	(42,499)	(53)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(7,655)	1,159	(8,814)	(760)%
Realized gain (loss) on sales and other	1,981	4,622	(2,641)	(57)%
Income (loss) before income tax benefit (expense)	(10,301)	(33,789)	23,488	(70)%
Income tax benefit (expense)	(237)	(520)	283	(54)%
Net income (loss)	$(10,538)	$(34,309)	$23,771	(69)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $8.0 million, primarily due to the disposal of 18 properties during 2016.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $0.4 million, primarily due to the disposal of 18 properties during 2016, offset by an increase in recoverable operating expenses. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.
Other Income
Other income is principally related to lease surrender premiums and termination fees in our real estate equity segment. Other income increased for the three months ended June 30, 2017 due to one-time lease termination fees in the second quarter of 2017.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $0.9 million due to the disposal of 18 properties during 2016 offset by an increase in recoverable repairs and maintenance during 2017 in our real estate equity segment. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.

Interest Expense
Interest expense decreased $4.9 million due to the disposal of 18 properties during 2016, the refinancing of certain mortgage notes in our real estate equity segment in the first quarter of 2016 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.
Transaction Costs
Transaction costs for the three months ended June 30, 2017 primarily relate to costs related to the Mergers in our corporate segment and other transaction costs in our preferred equity segment. A transaction fee was paid to a third party and reimbursed in total by the entity that originated the Company’s preferred equity investment resulting in no impact to transaction costs. Transaction costs for the three months ended June 30, 2016 primarily relates to costs associated with exploring potential transactions in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate equity segment. We expect further benefit from cost savings from the asset disposals in the second half of 2017 due to timing of the unwind of the structures and the reduction in the number of entities.
General and Administrative Expenses
General and administrative expenses are incurred in our corporate segment. For the three months ended June 30, 2017, our Manager did not allocate any general and administrative expenses to us. For the three months ended June 30, 2016, our Manager allocated $0.1 million.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. The decrease for the three months ended June 30, 2017, is due to the acceleration of substantially all of our equity awards due to the Mergers which occurred in the first quarter of 2017. Refer to Note 6 to the Notes to Consolidated Financial Statements (unaudited) for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 18 properties during 2016 and assets being reclassified into held for sale in our real estate equity segment in the second quarter 2017.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was due to the strengthened the U.K. Pound Sterling and the Euro against the U.S. dollar. The decrease in the loss related to the interest rate caps in our real estate equity segment relates to the movement in interest rate spreads across Europe.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(1,032)	$—	$(1,032)	$(3,391)	$—	$(3,391)
Foreign currency forwards	—	(6,308)	(6,308)	—	4,638	4,638
Foreign currency remeasurement and other	(261)	(54)	(315)	(9)	(79)	(88)
Total unrealized gain (loss) on derivatives and other	$(1,293)	$(6,362)	$(7,655)	$(3,400)	$4,559	$1,159

Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017				2016
	Real Estate Equity	Corporate	Preferred Equity	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$1,433	$—	$—	$1,433	$8,078	$—	$8,078
Foreign currency transactions(2)	45	12	(6)	51	(284)	—	(284)
Write-off of deferred financing costs	(142)	—	—	(142)	—	(2,396)	(2,396)
Net cash payments (receipts) on derivatives	—	639	—	639	—	(776)	(776)
Total realized gain (loss) on sales and other	$1,336	$651	$(6)	$1,981	$7,794	$(3,172)	$4,622
_____________

(1)	Excludes escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $0.1 million relating to the reclassification of the currency translation adjustment from a component of accumulated OCI to realized gain (losses) due to the sale of certain real estate assets, offset by the realized loss on the repayment of the intercompany loans in different currencies.

Income Tax Benefit (Expense)
The income tax expense for the three months ended June 30, 2017 represents a net expense of $0.2 million related to our real estate equity segment. The income tax expense for the three months ended June 30, 2016 represents a net expense of $0.5 million related to our real estate equity segment.
Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which excludes properties that were acquired or sold at any time during the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Same Store(3)
	Three Months Ended June 30,		Increase (Decrease)
	2017	2016(1)	Amount	%
Occupancy (end of period)	83.4%	83.5%
Same store
Rental income(2)	$25,972	$25,885	$87
Escalation income	5,489	4,633	856
Other income	409	31	378
Total revenues	31,870	30,549	1,321	4.3%
Utilities	2,015	1,833	182
Real estate taxes and insurance	1,477	1,211	266
Non-recoverable value added tax (VAT)	468	339	129
Management fees	557	560	(3)
Repairs and maintenance	2,446	1,834	612
Ground rent(2)	184	167	17
Other	424	55	369
Properties - operating expenses	7,571	5,999	1,572	26.2%
Same store net operating income	$24,299	$24,550	$(251)	(1.0)%
__________________

(1)	Three months ended June 30, 2016 is translated using the average exchange rate for the three months ended June 30, 2017.

(2)	Adjusted to exclude amortization of above/below market leases.

(3)
We believe same store net operating income, a non-GAAP metric, is a useful metric of the operating performance as it reflects the operating performance of the real estate portfolio excluding effects of non-cash adjustments and provides a better measure of operational performance for a quarter-over-quarter comparison. Same store net operating income is presented for the same store portfolio, which represents all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income  should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Same Store Revenue
Same store rental income increased as a result of lease extensions and other market rent and indexation adjustments. Same store escalation income increased due to increased operating expenses, of which, a majority of these costs are recovered from our tenants. Same store other income increased due to one-time dilapidation fees in the second quarter of 2017.
Same Store Expense
Same store real estate taxes increased due to higher non-recoverable real estate taxes on one of our properties the Netherlands. Same store non-recoverable value added tax, or VAT, increased due to a new tenant, in Trianon, which is non-VAT eligible. Same store repairs and maintenance increased due to repairs for some of our assets in the U.K. which are fully recoverable from the tenant.
Reconciliation Net Income to Same Store
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended June 30,
	2017	2016
Net income (loss)	$(10,538)	$(34,309)
Corporate segment net (income) loss(1)	12,860	12,041
Interest income(2)	(297)	—
Impairment losses	—	27,468
Other (income) loss(3)	22,736	27,424
Net operating income	24,761	32,624
Sale of real estate investments and other(4)	(462)	(8,074)	(5)
Same store net operating income	$24,299	$24,550
__________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Represents interest income earned in the preferred equity segment.

(3)	Includes depreciation and amortization expense, transaction costs and other expenses in the real estate equity segment.

(4)	Represents the impact of assets sold during the period.

(5)	Three months ended June 30, 2016 is translated using the average exchange rate for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2017 to June 30, 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$51,561	$68,823	$(17,262)	(25)%
Escalation income	10,719	11,998	(1,279)	(11)%
Interest income	297	—	297	100%
Other income	537	749	(212)	(28)%
Total revenues	63,114	81,570	(18,456)	(23)%
Expenses
Properties - operating expenses	15,002	17,771	(2,769)	(16)%
Interest expense	13,105	24,183	(11,078)	(46)%
Transaction costs	1,233	2,483	(1,250)	(50)%
Impairment losses	—	27,468	(27,468)	(100)%
Management fee, related party	7,131	7,000	131	2%
Other expenses	4,608	6,731	(2,123)	(32)%
General and administrative expenses	4,152	2,978	1,174	39%
Compensation expense	17,255	7,034	10,221	145%
Depreciation and amortization	25,083	37,275	(12,192)	(33)%
Total expenses	87,569	132,923	(45,354)	(34)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(8,596)	(14,594)	5,998	(41)%
Realized gain (loss) on sales and other	6,951	2,174	4,777	220%
Income (loss) before income tax benefit (expense)	(26,100)	(63,773)	37,673	(59)%
Income tax benefit (expense)	36	139	(103)	(74)%
Net income (loss)	$(26,064)	$(63,634)	$37,570	(59)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $17.3 million, primarily due to the disposal of 18 properties during 2016.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $1.3 million, primarily due to the disposal of 18 properties during 2016, offset by an increase in recoverable operating expenses. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.
Other Income
Other income is principally related to lease surrender premiums and termination fees in our real estate equity segment. Other income decreased for the six months ended June 30, 2017 due to a significant lease surrender premium in the first quarter of 2016.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $2.8 million due to the disposal of 18 properties during 2016 offset by an increase in recoverable repairs and maintenance during 2017 in our real estate equity segment. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.
Interest Expense
Interest expense decreased $11.1 million due to the disposal of 18 properties during 2016, the refinancing of certain mortgage notes in our real estate equity segment in the first quarter of 2016 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.

Transaction Costs
Transaction costs for the six months ended June 30, 2017 primarily relate to costs related to the Mergers in our corporate segment and other transaction costs in our preferred equity segment. A transaction fee was paid to a third party and reimbursed in total by the entity that originated the Company’s preferred equity investment resulting in no impact to transaction costs. Transaction costs for the six months ended June 30, 2016 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of the assets in our real estate equity segment and the spin-off from NorthStar Realty in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate equity segment. We expect further benefit from cost savings from the asset disposals in the second half of 2017 due to timing of the unwind of the structures and the reduction in the number of entities.
General and Administrative Expenses
General and administrative expenses are incurred in our corporate segment. For the six months ended June 30, 2017, our Manager did not allocate any general and administrative expenses to us. For the six months ended June 30, 2017, our Manager allocated $0.1 million.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. The increase for the six months ended June 30, 2017, is due to the acceleration of substantially all of our equity awards due to the Mergers. Refer to Note 6 to the Notes to Consolidated Financial Statements (unaudited) for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 18 properties during 2016 and assets being reclassified into held for sale in our real estate equity segment in the first and second quarter 2017.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to the foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was due to the strengthened U.K. Pound Sterling and the Euro against the U.S. dollar. The decreased loss in the interest rate caps in our real estate equity segment relates to the movement in interest rate spreads across Europe.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(713)	$—	$(713)	$(14,175)	$—	$(14,175)
Foreign currency forwards	—	(7,572)	(7,572)	—	207	207
Foreign currency remeasurement and other	(247)	(64)	(311)	(210)	(416)	(626)
Total unrealized gain (loss) on derivatives and other	$(960)	$(7,636)	$(8,596)	$(14,385)	$(209)	$(14,594)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017				2016
	Real Estate Equity	Corporate	Preferred Equity	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$5,997	$—		$5,997	$7,825	$—	$7,825
Foreign currency transactions(2)	(323)	10	(6)	(319)	(116)	—	(116)
Write-off of deferred financing costs	(183)	—		(183)	—	(4,341)	(4,341)
Net cash payments (receipts) on derivatives		1,456		1,456	—	(1,194)	(1,194)
Total realized gain (loss) on sales and other	$5,491	$1,466	$(6)	$6,951	$7,709	$(5,535)	$2,174
_____________

(1)	Excludes escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $0.1 million relating to the reclassification of the currency translation adjustment from a component of accumulated OCI to realized gain (losses) due to the sale of certain real estate assets, offset by the realized loss on the repayment of the intercompany loans in different currencies.

Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2017 represents an immaterial tax benefit primarily related to deferred tax benefit for our assets in our real estate equity segment. The income tax benefit for the six months ended June 30, 2016 represents a net benefit of $0.1 million primarily related to deferred tax benefits in our real estate equity segment.
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
In November 2015, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time our board of directors authorized an additional repurchase of up to $100 million of our outstanding common stock. The authorization expires in November 2017, unless otherwise extended by our board of directors. For the six months ended June 30, 2017, we did not repurchase any shares of our common stock.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of August 3, 2017 was approximately $63 million.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (dollars in thousands).

	Six Months Ended June 30,
Cash flow provided by (used in):	2017	2016
Operating activities	$13,392	$8,758
Investing activities	(4,029)	68,355
Financing activities	(11,259)	(231,092)
Effect of foreign currency translation on cash and cash equivalents	4,844	(4,763)
Net increase (decrease) in cash and cash equivalents	$2,948	$(158,742)
Six Months Ended June 30, 2017 Compared to June 30, 2016
Net cash provided by operating activities was $13.4 million for the six months ended June 30, 2017 compared to $8.8 million for the six months ended June 30, 2016. The increase was primarily due to an increase in the change in operating assets and liabilities due to the timing of payments and collection of receivables, offset by a decrease of net cash provided by operating activities before changes in operating assets and liabilities related to the disposal of 18 properties.
Net cash used in investing activities was $4.0 million for the six months ended June 30, 2017 compared to net cash provided by $68.4 million for the six months ended June 30, 2016. Cash flow used in investing activities for the six months ended June 30, 2017 was primarily due to proceeds from the sale of real estate, offset by the origination of our preferred equity investment and improvements of our operating real estate. Cash flow provided by the six months ended June 30, 2016 was primarily due to proceeds from the sale of operating real estate offset by improvements of our operating real estate.
Net cash used in financing activities was $11.3 million for the six months ended June 30, 2017 compared to $231.1 million for the six months ended June 30, 2016. Cash flow used in financing activities for the six months ended June 30, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million. repayments of mortgage notes and other notes payable of $7.8 million, repayment of the Credit Facility of $12 million and dividend payments of $16.8 million offset by the borrowings from the Credit Facility of $35 million. Net cash flow used in financing activities for the six months ended June 30, 2016 was primarily due to $230.8 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $32.1 million, repayment of the credit facility of $6.4 million and dividend payments of $18.0 million off set by $65.0 million from the borrowing under the Credit Facility.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony NorthStar, Inc.
The management agreement with our Manager is for an initial term of 20 years and provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended June 30, 2017 and 2016, we incurred $3.6 million and $3.5 million, respectively, related to the base management fee. For the six months ended June 30, 2017 and 2016, we incurred $7.1 million and $7.0 million respectively, related to the base management fee. The base management fee to our Manager could increase subsequent to June 30, 2017 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and six months ended June 30, 2017 and 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

For the three and six months ended June 30, 2017 and the three months ended June 30, 2016 our Manager did not allocate any general and administrative expenses to us. For the six months ended June 30, 2016, our Manager allocated $0.1 million to us. For the three and six months ended June 30, 2017 and 2016, our Manager did not allocate any severance to us.
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
We do not have employment agreements with our named executive officers, but we have generally agreed to pay directly or reimburse our Manager for the portion of any severance paid by our Manager or any of its affiliates to an individual pursuant to the terms of any employment, consulting or similar service agreement, including any employment agreements with Colony NorthStar or its subsidiaries and our named executive officers, that corresponds to or is attributable to: (i) the equity compensation that we are required to pay directly or reimburse our Manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by us to such individual as an employee or our other service providers; and (iii) any amounts paid to such individual by our Manager or any of its affiliates that we are obligated to reimburse our Manager pursuant to the management agreement. With respect to Mahbod Nia, in lieu of the foregoing severance payment or reimbursement, we have agreed to pay directly or reimburse our Manager for 50% of any cash payments made by our Manager or any of its affiliates in connection with the termination of Mr. Nia’s employment either without cause or upon the non-renewal of the named executive officer’s term of employment by his employer or by Mr. Nia for good reason; provided that our board of directors consented to the taking of such action (or, with respect to a termination for good reason, any action taken with the intent to create good reason). Because our obligation to pay these amounts is owed to our Manager and not directly to our named executive officers and we do not control the terms of the agreements between our Manager or its affiliates and our named executive officers, the discussion above does not include these amounts or a discussion of any arrangements that our Manager or its affiliates may have with our named executive officers pursuant to which our obligations to our Manager may arise.
Manager Ownership of Common Stock
As of June 30, 2017, Colony NorthStar and its subsidiaries owned 4,938,225 shares of our common stock, or 9.0% of the total outstanding common stock.
Recent Developments
Dividends
On August 2, 2017, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on August 18, 2017 to stockholders of record as of the close of business on August 14, 2017.
Sales
Subsequent to June 30, 2017, we sold one non-core asset with a carrying value of $7.3 million for $9.0 million, which was recorded in assets held for sale in the consolidated balance sheet as of June 30, 2017.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$(10,447)	$(33,909)	$(25,797)	$(62,891)
Non-controlling interests	(91)	(400)	(267)	(743)

Adjustments:
Depreciation and amortization items(1)(2)	14,990	25,134	44,560	50,434
Impairment losses	—	27,468	—	27,468
Unrealized (gain) loss on derivatives and other	7,655	(1,159)	8,596	14,594
Realized (gain) loss on sales and other(3)(4)	(1,342)	(5,398)	(5,495)	(3,368)
Transaction costs and other(5)(6)	973	1,623	2,148	2,769
CAD	$11,738	$13,359	$23,745	$28,263
__________________

(1)
Three months ended June 30, 2017 represents an adjustment to exclude depreciation and amortization of $12.5 million, amortization expense of capitalized above/below market leases of $0.3 million, amortization of deferred financing costs of $0.8 million and amortization of equity-based compensation of $1.4 million. Three months ended June 30, 2016 represents an adjustment to exclude depreciation and amortization of $18.4 million, amortization of above/below market leases of $0.9 million, amortization of deferred financing costs of $2.0 million and amortization of equity-based compensation of $3.8 million.

(2)
Six months ended June 30, 2017 represents an adjustment to exclude depreciation and amortization of $25.1 million, amortization expense of capitalized above/below market leases of $0.5 million, amortization of deferred financing costs of $1.7 million and amortization of equity-based compensation of $17.3 million. Six months ended June 30, 2016 represents an adjustment to exclude depreciation and amortization of $37.3 million, amortization expense of capitalized above/below market leases of $2.3 million, amortization of deferred financing costs of $3.8 million and amortization of equity-based compensation of $7.0 million.

(3)
Three months ended June 30, 2017 represents an adjustment to exclude a $1.4 million net gain related to the sale of real estate, $0.1 million loss related to the write-off of the deferred financing costs associated with the repayment of the mortgage notes and a $0.1 million net gain related to foreign currency. CAD includes a $0.6 million net gain related to the settlement of foreign currency derivatives. Three months ended June 30, 2016 represents an adjustment to exclude an $8.1 million net gain related to the sale of real estate, $2.4 million loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and a $0.3 million net loss related to foreign currency. CAD includes a $0.8 million net loss related to the settlement of foreign currency derivatives.

(4)
Six months ended June 30, 2017 represents an adjustment to exclude a $6.0 million net gain related to the sale of real estate investment, $0.2 million loss related to the write-off of the deferred financing costs associated with the repayment of the mortgage notes and a $0.3 million net loss related to foreign currency. CAD includes a $1.5 million net gain related to the settlement of foreign currency derivatives. Six months ended June 30, 2016 represents an adjustment to exclude a $7.8 million net gain related to the sale of real estate, $4.3 million loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and a $0.1 million net loss related to foreign currency. CAD includes a $1.2 million net loss related to the settlement of foreign currency derivatives.

(5)
Three months ended June 30, 2017 represents an adjustment to exclude $1.0 million of transaction costs relating to the Mergers and transaction fees related to our preferred equity investment. Three months ended June 30, 2016 represents an adjustment to exclude $1.6 million of transaction costs.

(6)
Six months ended June 30, 2017 represents an adjustment to exclude $1.2 million of transaction costs relating to the Mergers and transaction fees related to our preferred equity investment and $0.9 million of payroll taxes associated with the acceleration of equity awards due to the Mergers. Six months ended June 30, 2016 represents an adjustment to exclude $2.4 million of transaction costs and $0.3 million of other one-time items.

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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$26,025	$33,990	$51,561	$68,823
Escalation income	5,558	5,908	10,719	11,998
Other income	508	46	537	749
Total property and other income	32,091	39,944	62,817	81,570
Properties - operating expenses	7,680	8,540	15,002	17,771
Adjustments:
Interest income	297	—	297	—
Amortization and other items(1)(2)	253	1,220	533	2,651
NOI(3)	$24,961	$32,624	$48,645	$66,450
___________________

(1)
Three months ended June 30, 2017 primarily includes $0.3 million of amortization of above/below market leases. Three months ended June 30, 2016 primarily includes $1.1 million of amortization of above/below market leases.

(2)
Six months ended June 30, 2017 primarily includes $0.5 million of amortization of above/below market leases. Six months ended June 30, 2016 primarily includes $2.3 million of amortization of above/below market lease and $0.3 million of non-recurring bad debt expense.

(3)	The following table presents a reconciliation of net income (loss) to NOI of our real estate segment for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(10,538)	$(34,309)	$(26,064)	$(63,634)
Remaining segments(i)	13,109	12,041	35,952	32,229
Real estate segment adjustments:
Interest expense	6,451	8,691	12,571	17,117
Other expenses	2,415	3,007	4,443	6,697
Depreciation and amortization	12,520	18,404	25,083	37,275
Unrealized (gain) loss on derivatives and other	1,293	3,400	960	14,385
Realized (gain) loss on sales and other	(1,336)	(7,794)	(5,491)	(7,709)
Income tax (benefit) expense	237	520	(36)	(139)
Impairment losses	—	27,468	—	27,468
Other items	810	1,196	1,227	2,761
Net (income) loss - Real estate segment	22,390	54,892	38,757	97,855
NOI	$24,961	$32,624	$48,645	$66,450
______________________

(i)	Represents the net (income) loss in our corporate and preferred equity segments to reconcile to net operating income.

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
Interest Rate Risk
Changes in interest rates affect our net income primarily related to the impact to interest expense incurred in connection with our borrowings and derivatives.
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of June 30, 2017, a hypothetical 100 basis point increase in the interest rate applied to our liabilities would result in a decrease in net income of approximately $6.0 million annually, respectively.
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
As of June 30, 2017, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk through our borrower’s ability to make required interest payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2017, our preferred equity investment contributed all of our interest income.
We are subject to the credit risk of the borrower when we originate preferred equity investments. We seek to undertake a rigorous credit evaluation of our borrower prior to making an investment. This analysis includes an extensive due diligence investigation of the borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrower’s core business operations.

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
The following chart represents the change in the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate during the six months ended June 30, 2017 and 2016:

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
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, seek to actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of June 30, 2017, we have entered into foreign currency forwards with respect to the project net property level cash flows which are hedged for 17 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of stockholders’ equity of approximately $61.5 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net income of approximately $1.2 million annually, respectively.
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
PART II Other Information
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 12, “Commitments and Contingencies” in Part I, Item 1. “Financial Statements” for further disclosure regarding legal proceedings.
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

Item 2. Purchases of Equity Securities by Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of any affiliated purchaser, as defined in Rule10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended June 30, 2017:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 31	4,376,102	$12.64	N/A	N/A
June 1- June 30	315,769	$12.27	N/A	N/A
__________________

(1)	There were no purchases made by affiliated purchasers during April 2017.

Item 4. Mine Safety Disclosures
None.

Item 6.   Exhibits

Exhibit Number		Description of Exhibit
10.1	*
Reimbursement Agreement, (amending that certain Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 2, 2015) dated as of June 30, 2017, by and among NorthStar Realty Europe Limited Partnership and CNI NRE Advisors, LLC

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	August 8, 2017	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer