Form 10-Q
period 2017-09-30
NorthStar Realty Europe Corp.
filed 2017-11-09
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The Company has one class of common stock, $0.01 par value per share, 55,396,627 shares outstanding as of November 6, 2017.

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

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Operating real estate, gross	$1,751,141	$1,614,432
Less: accumulated depreciation	(96,805)	(63,585)
Operating real estate, net	1,654,336	1,550,847
Preferred equity investments	35,086	—
Cash and cash equivalents	49,728	66,308
Restricted cash	8,516	10,242
Receivables, net of allowance of $611 and $553 as of September 30, 2017 and December 31, 2016, respectively	8,114	6,015
Assets held for sale	76,141	28,208
Derivative assets, at fair value	8,054	13,729
Intangible assets, net	123,141	148,403
Other assets, net	26,117	21,640
Total assets	$1,989,233	$1,845,392
Liabilities
Mortgage and other notes payable, net	$1,272,758	$1,149,119
Accounts payable and accrued expenses	25,318	28,004
Due to related party (refer to Note 6)	3,483	4,991
Derivative liabilities, at fair value	5,547	—
Intangible liabilities, net	29,911	30,802
Liabilities held for sale	2,453	2,041
Other liabilities	29,996	28,918
Total liabilities	1,369,466	1,243,875
Commitments and contingencies
Redeemable non-controlling interest (refer to Note 9)	1,809	1,610
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 55,313,294 and 55,395,143 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	554	554
Additional paid-in capital	937,195	925,473
Retained earnings (accumulated deficit)	(340,198)	(282,769)
Accumulated other comprehensive income (loss)	15,281	(51,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	612,832	591,834
Non-controlling interests	5,126	8,073
Total equity	617,958	599,907
Total liabilities, redeemable non-controlling interest and equity	$1,989,233	$1,845,392

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$27,747	$29,798	$79,308	$98,622
Escalation income	5,641	7,828	16,360	19,825
Interest income	704	—	1,001	—
Other income	171	149	708	899
Total revenues	34,263	37,775	97,377	119,346
Expenses
Properties - operating expenses	7,519	9,493	22,521	27,263
Interest expense	6,536	9,301	19,641	33,484
Transaction costs	332	150	1,565	2,633
Impairment losses	—	—	—	27,468
Management fee, related party	3,585	3,548	10,716	10,548
Other expenses	1,996	2,848	6,604	9,579
General and administrative expenses	1,723	2,199	5,875	5,181
Compensation expense (1)	2,839	5,194	20,094	12,225
Depreciation and amortization	14,396	13,989	39,479	51,264
Total expenses	38,926	46,722	126,495	179,645
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 10)	(3,472)	(4,982)	(12,068)	(19,775)
Realized gain (loss) on sales and other	1,681	3,814	8,632	6,188
Income (loss) before income tax benefit (expense)	(6,454)	(10,115)	(32,554)	(73,886)
Income tax benefit (expense)	(352)	(2,655)	(316)	(2,515)
Net income (loss)	(6,806)	(12,770)	(32,870)	(76,401)
Net (income) loss attributable to non-controlling interests	36	49	303	792
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(6,770)	$(12,721)	$(32,567)	$(75,609)
Earnings (loss) per share:
Basic	$(0.12)	$(0.22)	$(0.59)	$(1.28)
Diluted	$(0.12)	$(0.22)	$(0.59)	$(1.28)
Weighted average number of shares:
Basic	55,155,440	58,239,941	55,004,888	58,923,027
Diluted	55,602,078	58,928,421	55,565,341	59,612,985
Dividends per share of common stock	$0.15	$0.15	$0.45	$0.45
____________________

(1)
Compensation expense for the three and nine months ended September 30, 2017 and 2016 is comprised of equity-based compensation expenses. For the nine months ended September 30, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(6,806)	$(12,770)	$(32,870)	$(76,401)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	20,532	(4,964)	67,005	(10,753)
Total other comprehensive income (loss)	20,532	(4,964)	67,005	(10,753)
Comprehensive income (loss)	13,726	(17,734)	34,135	(87,154)
Comprehensive (income) loss attributable to non-controlling interests	61	(278)	3	739
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$13,787	$(18,012)	$34,138	$(86,415)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2015	59,326	$593	$968,662	$(186,246)	$2,560	$785,569	$10,173	$795,742
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance and vesting of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	554	925,473	(282,769)	(51,424)	591,834	8,073	599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,817	—	—	1,817	(1,817)	—
Conversion of Common Units to common stock (refer to Note 9)	263	3	3,054	—	—	3,057	(3,057)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	17,842	—	—	17,842	2,174	20,016
Issuance and vesting of restricted stock, net of tax withholding	516	6	(6)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	66,705	66,705	300	67,005
Dividends on common stock and equity-based compensation	—	—	—	(24,862)	—	(24,862)	(244)	(25,106)
Net income (loss)	—	—	—	(32,567)	—	(32,567)	(303)	(32,870)
Balance as of September 30, 2017 (unaudited)	55,313	$554	$937,195	$(340,198)	$15,281	$612,832	$5,126	$617,958

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(32,870)	$(76,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,479	51,264
Amortization of deferred financing costs	2,340	5,570
Amortization of equity-based compensation	20,016	11,456
Allowance for uncollectible accounts	403	425
Unrealized (gain) loss on derivatives and other	12,068	19,775
Realized (gain) loss on sales and other	(8,632)	(6,188)
Impairment losses	—	27,468
Amortization of capitalized above/below market leases	(256)	2,615
Straight line rental income	(3,864)	(6,049)
Deferred income taxes, net	(141)	(2,189)
Changes in assets and liabilities:
Restricted cash	1,971	(1,696)
Receivables	(1,380)	154
Other assets	(579)	2,669
Accounts payable and accrued expenses	(6,412)	(9,191)
Due to related party	(1,507)	(340)
Other liabilities	875	275
Net cash provided by (used in) operating activities	21,511	19,617
Cash flows from investing activities:
Improvements of operating real estate	(10,143)	(7,858)
Origination of preferred equity investments	(35,086)	—
Proceeds from sale of operating real estate	48,622	364,771
Other assets	(3,813)	(8,320)
Changes in restricted cash	—	10,026
Net cash provided by (used in) investing activities	(420)	358,619
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(12,888)	(190,693)
Borrowings from credit facility	35,000	65,000
Borrowings from mortgage and other notes payable	5,567	11,770
Repayment of credit facility	(35,000)	(65,000)
Repurchase of Senior Notes	—	(273,359)
Payment of financing costs	(1,888)	(3,946)
Purchase of derivative instruments	—	(380)
Settlement of derivatives	1,688	(1,095)
Retirement of shares of common stock	—	(29,132)
Tax withholding related to vesting of equity-based compensation	(10,994)	(195)
Dividends	(25,106)	(26,859)
Distributions to non-controlling interest	—	(133)
Net cash provided by (used in) financing activities	(43,621)	(514,022)
Effect of foreign currency translation on cash and cash equivalents	5,950	1,108
Net increase (decrease) in cash and cash equivalents	(16,580)	(134,678)
Cash and cash equivalents—beginning of period	66,308	283,844
Cash and cash equivalents—end of period	$49,728	$149,166
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$45,224	$44,324
Conversion of Common Units to common stock	3,057	—
Reclassification of intangibles to assets and liabilities held for sale	25,608	2,958
Reclassification of other assets and liabilities to assets held for sale	2,856	—
Reclassification related to measurement adjustments/other	—	5,587
Retirement of shares of common stock	—	1,753
Reallocation of interest in Operating Partnership	1,817	2,548
Accrued capital expenditures and deferred assets	689	—

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
Amended and Restated Management Agreement
On November 9, 2017, the Company entered into an amended and restated management agreement (the “Amended and Restated Management Agreement”) with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 14 “Subsequent Events” for a description of the terms of the Amended and Restated Management Agreement.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation including the gain (loss) on net cash on derivatives from unrealized gain (loss) to realized gain (loss) on the consolidated statements of operations for the three and nine months ended September 30, 2016 (refer to Note 10).
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
The following table presents identified intangibles as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$85,507	$(37,932)	$47,575	$84,743	$(29,012)	$55,731
Above-market lease	37,961	(11,117)	26,844	36,704	(8,198)	28,506
Below-market ground lease	34,242	(1,000)	33,242	51,218	(832)	50,386
Goodwill(1)	15,480	N/A	15,480	13,780	N/A	13,780
Total	$173,190	$(50,049)	$123,141	$186,445	$(38,042)	$148,403

Intangible liabilities:
Below-market lease	$37,554	$(12,917)	$24,637	$34,163	$(8,104)	$26,059
Above-market ground lease	5,437	(163)	5,274	4,839	(96)	4,743
Total	$42,991	$(13,080)	$29,911	$39,002	$(8,200)	$30,802
_______________________

(1)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Other assets:
Prepaid expenses	$3,025	$1,951
Deferred leasing and other costs, net	6,547	3,029
Deferred tax assets, net	32	—
Straight-line rent, net	12,502	10,182
Escrow receivable	3,242	6,168
Other	769	310
Total	$26,117	$21,640

	September 30, 2017	December 31, 2016
Other liabilities:
Deferred tax liabilities	$10,284	$8,916
Prepaid rent received and unearned revenue	9,942	13,585
Tenant security deposits	4,322	4,322
Prepaid escalation and other income	5,163	1,560
Other	285	535
Total	$29,996	$28,918

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, the Company did not recognize any impairment losses. For the nine months ended September 30, 2016, the Company recognized $27.5 million of impairment losses.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of September 30, 2017, the Company did not have any impaired preferred equity investments.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended September 30, 2017 and 2016, the Company reclassified $0.1 million and $11.5 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets. For the nine months ended September 30, 2017 and 2016, the Company reclassified $(0.3) million and $11.9 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
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
The Company recorded an income tax expense for the three months ended September 30, 2017 and 2016 of $0.4 million and $2.7 million, respectively. The Company recorded an income tax expense for the nine months ended September 30, 2017 and 2016 of $0.3 million and $2.5 million, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements: Accounting Standards Adopted in 2017
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update “ASU” No. 2016-05) clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company has adopted this guidance and it did not have any material impact on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance (ASU No. 2016-09) which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company has adopted this guidance and has made a policy election to account for forfeitures upon occurrence. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.
Recent Accounting Pronouncements: Future Application of Accounting Standards
In May 2014, FASB issued an accounting update (ASU No. 2014-09) requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting the new revenue standard; including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach.  The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. Rental revenue from lease contracts represents a significant portion of our total revenues and is a specific scope exception provided by this guidance. However, common area maintenance and other tenant reimbursable expenses provided to the lessee are considered a non-lease component and will be required to be separated from rental revenue and recorded on a separate financial statement line item upon adoption of the new accounting guidance on leases discussed below. The Company expects to apply the revenue recognition guidance related to its non-lease components within leases on January 1, 2019, upon its adoption of the lease accounting update. While this revenue stream is subject to the application of the new revenue recognition standard, the Company believes that the pattern and timing of recognition of income will be consistent with the current accounting model.
In February 2016, the FASB issued an accounting update (ASU No. 2016-02) that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. As of September 30, 2017, the Company has three ground lease agreements with annual payments of $0.8 million. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance (ASU No. 2016-13) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In August 2016, the FASB issued guidance (ASU No. 2016-15) that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of cash flows.
In November 2016, the FASB issued guidance (ASU No. 2016-18) which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer be permitted to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not expect the adoption of this standard to have a material impact on its consolidated statement of cash flows.
In January 2017, the FASB issued guidance (ASU No. 2017-01) to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In January 2017, the FASB issued guidance (ASU No. 2017-04) which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

January 1, 2017.  Both the revenue guidance and this update must be adopted concurrently.  While the options for transition are similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In May 2017, the FASB issued guidance (ASU No. 2017-09) clarifying when to account for a change to the terms or conditions of a share-based payment award as a modification.  The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Land	$400,366	$360,555
Buildings and improvements	1,095,858	980,053
Building, leasehold interests and improvements	189,873	212,864
Furniture, fixtures and equipment	854	1,214
Tenant improvements	64,190	59,746
Operating real estate, gross	1,751,141	1,614,432
Less: accumulated depreciation	(96,805)	(63,585)
Operating real estate, net	$1,654,336	$1,550,847

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of September 30, 2017 (dollars in thousands):

			Assets(1)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(2)	Intangible Liabilities, Net	Other Liabilities	Total(2)
Woking, United Kingdom	Office	1	$45,224	$26,211	$4,706	$76,141	$603	$1,850	$2,453
Total		1	$45,224	$26,211	$4,706	$76,141	$603	$1,850	$2,453
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as a share sale subject to standard industry terms and conditions. The asset contributed $2.3 million and $2.2 million of revenue and income before income tax benefit (expense) of $0.7 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The asset contributed $7.0 million and $6.6 million of revenue and income before income tax benefit (expense) of $2.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $8.9 million prior to being reclassified into held for sale.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,(1)		Nine Months Ended September 30,(1)
	2017	2016	2017	2016
Properties	2	8	5	14
Carrying Value(2)	$9,686	$243,455	$36,874	$282,841
Sales Price	$11,259	$242,195	$44,918	$293,511
Net Proceeds(3)	$10,772	$237,743	$43,782	$284,679
Realized Gain (Loss)	$1,086	$(5,713)	$6,909	$1,840
__________________

(1)
Nine months ended September 30, 2017 and 2016 amounts are translated using the average exchange rate for the nine months ended September 30, 2017. Three months ended September 30, 2017 and 2016 amounts are translated using the average exchange rate for the three months ended September 30, 2017.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Includes the assets and liabilities related to share sales.

(3)	Represents proceeds net of sales costs and excludes the associated property debt repayments of $2.1 million and $10.2 million for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2017, there were $1.8 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain. The Company also recorded an additional realized gain for the three and nine months ended September 30, 2017 related to the release of escrow accounts from prior disposals of $0.8 million and $2.7 million, respectively.

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $35.1 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.
The following table presents one preferred equity investment as of September 30, 2017 (dollars in thousands):

	September 30, 2017
Asset Type	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$35,086	$35,086	8.00%	May 2020
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
As of September 30, 2017, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three and nine months ended September 30, 2017, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Borrowings
The following table presents borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

			September 30, 2017		December 31, 2016
	Final Maturity	Contractual Interest Rate(3)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex(2)	Jan-20	GBP LIBOR + 1.75%	$54,404	$53,720	$50,116	$49,284
U.K. Complex - Mezzanine(2)	Jan-20	8.325%	12,555	12,496	11,565	11,497
Trias Portfolio 1(4)(6)	Apr-20	EURIBOR + 2.70%	10,234	10,018	9,477	13,301
Trias Portfolio 2(4)(6)(8)	Dec-20	EURIBOR + 1.55%	90,309	89,423	78,952	78,708
Trias Portfolio 3(4)(6)	Apr-20	EURIBOR + 1.65%	44,193	42,972	45,170	39,568
Trias Portfolio 4(4)(6)	Apr-20	GBP LIBOR + 2.70%	17,198	16,839	15,843	15,446
SEB Portfolio 1(6)	Jul-24(9)	EURIBOR + 1.55%(9)	312,924	308,412	278,539	274,614
SEB Portfolio 2(6)	Jul-24(9)	GBP LIBOR + 1.55%(9)	248,975	245,310	229,353	226,078
SEB Portfolio - Preferred(5)	Apr-60	2.30%	101,140	100,838	90,033	89,720
Trianon Tower(4)	Jul-23	EURIBOR + 1.30%	389,822	388,243	347,012	345,422
Other - Preferred(7)	Oct-45	1.00%	4,488	4,487	6,151	5,481
Total mortgage and other notes payable			$1,286,242	$1,272,758	$1,162,211	$1,149,119
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

(2)	Includes mortgage note borrowings associated with an asset held for sale with an aggregate principal balance of $67.0 million.

(3)	All floating rate debt is subject to interest caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(4)
Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio. Such three portfolios were not under common control or management at the time of acquisition.

(5)
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

(6)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Trias Portfolio borrowings and 1.0% to 2.0% through July 2020 for the SEB Portfolio borrowings and 0.60% through June 30, 2018 and 0.30% through June 30, 2019 for Trianon Tower.

(7)
Represents preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated with the German property companies of the Trias Portfolios which can be prepaid at any time without penalty through final maturity, which is thirty years from the issuance date.

(8)	In June 2017, the Company amended and restated the agreement to increase the loan amount by $5.9 million and reduce future minimum capital expenditure spending requirements.

(9)	In September 2017, the Company amended and restated the agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$1,286,242	$1,162,211
Deferred financing costs, net	(13,484)	(13,092)
Carrying value	$1,272,758	$1,149,119

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2017 (dollars in thousands):

Mortgage and Other Notes Payable
October 1 to December 31, 2017	$—
Years ending December 31:
2018	—
2019	—
2020	228,893
2021	—
2022 and thereafter	1,057,349
Total	$1,286,242
As of September 30, 2017 and December 31, 2016, the Company was in compliance with all of its financial covenants.
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
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility was secured by collateral relating to a borrowing base at that time and guarantees by certain subsidiaries of the Company. In October 2016, the Company permanently reduced the aggregate commitments under the Credit Facility to $35.0 million. In April 2017, the Company amended and restated the Credit Facility with aggregate commitments of $35 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million. As of September 30, 2017, there is no outstanding balance on the Credit Facility.
6.    Related Party Arrangements
On November 9, 2017, the Company entered into an Amended and Restated Management Agreement with an affiliate of the Manager, effective as of January 1, 2018. The description of the management agreement included in this Note 6 relates to the original agreement that was entered into in November 2015 and which will be superseded as of January 1, 2018 by the Amended and Restated Management Agreement. Refer to Note 14 “Subsequent Events” for a description of the terms of the Amended and Restated Management Agreement.
Colony NorthStar, Inc.
Management Agreement
The Company entered into a management agreement with an affiliate of the Manager in November 2015. As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors (the “Board”). Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with the Manager provides for a base management fee and incentive fee.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Base Management Fee
For the three months ended September 30, 2017 and 2016, the Company incurred $3.6 million and $3.5 million, respectively, related to the base management fee. For the nine months ended September 30, 2017 and 2016, the Company incurred $10.7 million and $10.5 million, respectively, related to the base management fee. As of September 30, 2017, $3.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager could increase subsequent to September 30, 2017 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and nine months ended September 30, 2017 and 2016, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three and nine months ended September 30, 2017 and three months ended September 30, 2016 the Manager did not allocate any general and administrative expenses to the Company. For the nine months ended September 30, 2016, the Manager allocated $0.1 million to the Company. For the three and nine months ended September 30, 2017 and 2016, the Manager did not allocate any severance to the Company.
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
The Company does not have employment agreements with its named executive officers, but the Company has generally agreed to pay directly or reimburse the Manager for the portion of any severance paid by the Manager or any of its affiliates to an individual pursuant to the terms of any employment, consulting or similar service agreement, including any employment agreements with Colony NorthStar or its subsidiaries and its named executive officers, that corresponds to or is attributable to: (i) the equity compensation that the Company is required to pay directly or reimburse the Manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by the Company to such individual as an employee or other service provider of the Company; and (iii) any amounts paid to such individual by the Manager or any of its affiliates that the Company is obligated to reimburse the Manager pursuant to the management agreement. With respect to Mahbod Nia only, in lieu of the foregoing severance payment or reimbursement, the Company has agreed to pay directly or reimburse the Manager for 50% of any cash payments made by the Manager or any of its affiliates in connection with the termination of Mr. Nia’s employment either without cause or upon the non-renewal of Mr. Nia’s term of employment by the employer or by Mr. Nia for good reason; provided that the Board consented to the taking of such action (or, with respect to a termination for good reason, any action taken with the intent to create good reason). Because the Company’s obligation to pay these amounts is owed to the Manager and not directly to the Company’s named executive officers and the Company does not control the terms of the agreements between the Manager or its affiliates and the Company’s named executive officers, the discussion above does not include these amounts or a discussion of any arrangements that the Manager or its affiliates may have with the Company’s named executive officers pursuant to which our obligations to the Manager may arise.
Manager Ownership of Common Stock
As of September 30, 2017, Colony NorthStar and its subsidiaries owned 4.9 million shares of the Company’s common stock, or approximately 9.0% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three and nine months ended September 30, 2017 and 2016:
For the three months ended September 30, 2017 and 2016, the Company recorded $2.8 million and $5.2 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the Company recorded $20.1 million and $12.2 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the change of control of NSAM as a result of the Mergers, substantially all outstanding equity awards of the Company that were subject to vesting based solely on continued employment or services and a portion of the outstanding equity awards of the Company that were subject to vesting based on the achievement of additional performance-based criteria vested. As of September 30, 2017, equity-based compensation expense to be recognized over the remaining vesting period through January 2020 is $8.2 million, provided there are no additional forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of September 30, 2017, under the 2015 Plan, a total of 1.2 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.7 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.1 million reserved for issuance upon conversion of outstanding LTIP Units and1.6 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.2 million otherwise unreserved shares remained available for issuance.
All of the equity awards issued by the Company since the spin-off from NorthStar Realty on November 1, 2015 (the “Spin-off”) have been issued under the 2015 Plan. During the nine months ended September 30, 2017, the Company issued 500,642 restricted shares of common stock under the 2015 Plan to employees of the Manager or its subsidiaries in accordance with the terms of the management agreement described above in Note 6, of which 379,594 vested in connection with the Mergers.
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
Following the Spin-off, NorthStar Realty and the compensation committee of its Board continued to administer all awards granted by NorthStar Realty prior to the Spin-Off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant to, and did not reduce availability under, the 2015 Plan. In connection with the Mergers, all of these outstanding equity-based awards (other than an RSU relating to 83,333 shares of the Company’s common stock) vested or were forfeited.
The following table presents activity related to the issuance, vesting, conversion and forfeitures of restricted stock and Common Units. The balance as of September 30, 2017 represents vested Common Units and unvested market-based RSUs (grants in thousands):

	Nine Months Ended September 30, 2017
	Restricted Stock(1)	Common Units(3)	Restricted Stock Units(4)	Performance RSUs(5)	Total Grants	Weighted Average Grant Price
December 31, 2016	1,139	688	83	1,868	3,778	$11.29
Granted	516	—	—	—	516	12.69
Converted	—	(263)	—	—	(263)	21.10
Vested(2)	(1,534)	—	—	(178)	(1,712)	10.22
Forfeited(6)	—	—	—	(237)	(237)	4.87
September 30, 2017	121	425	83	1,453	2,082	$11.99
___________________

(1)	Represents restricted stock included in common stock.

(2)	Vested primarily includes the acceleration of substantially all outstanding equity awards of the Company in connection with the change of control of NSAM as a result of the Mergers.

(3)
Includes vested and unvested Common Units in the Operating Partnership issued in the Spin-Off with respect to equity-based awards granted by NorthStar Realty prior to the Spin-Off. As of September 30, 2017, all of these Common Units in the Operating Partnership were vested.

(4)
Relates to an equity-based award granted by NorthStar Realty prior to the Spin-Off and represents a non-employee grant subject to service-based vesting conditions, which was scheduled to vest on January 22, 2019, however, in September 2017, pursuant to the terms of the RSU award, a vesting event occurred and on October 2, 2017, the Company issued 83,333 shares of common stock in settlement of these RSUs. The RSUs were entitled to dividend equivalents prior to vesting and were settled in cash.

(5)	As of September 30, 2017, represented outstanding Absolute and Relative RSUs.

(6)	Includes the forfeiture of performance based RSUs issued to NSAM executives as part of historical bonus plans in connection with the change of control of NSAM.

8.	Stockholders’ Equity
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of its outstanding common stock through November 2017. For the nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. For the nine months ended September 30, 2016, the Company repurchased 3.0 million shares of its common stock for approximately $30.9 million. From the original authorization in November 2015 through September 30, 2017, the Company repurchased 9.3 million shares of its common stock for approximately $100.0 million.
Director Grants
In August 2017, the Company issued 30,340 shares of common stock with a fair value at the date of grant of $0.4 million to its independent directors as an annual grant of equity. The stock fully vested at issuance.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
The following table presents dividends declared (on a per share basis) with respect to the nine months ended September 30, 2017 and 2016:

Common Stock
Declaration Date	Dividend Per Share
2017
May 1	$0.15
August 2	$0.15
November 6	$0.15
2016
May 10	$0.15
August 3	$0.15
November 2	$0.15
Earnings Per Share
The following table presents EPS for the three and nine months ended September 30, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(6,770)	$(12,721)	$(32,567)	$(75,609)
Net income (loss) attributable to Unit Holders non-controlling interest	(62)	(151)	(372)	(851)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(6,832)	$(12,872)	$(32,939)	$(76,460)
Denominator:(2)
Weighted average shares of common stock	55,155	58,240	55,005	58,923
Weighted average Unit Holders(1)	447	688	560	690
Weighted average shares of common stock and Unit Holders(2)	55,602	58,928	55,565	59,613
Earnings (loss) per share:
Basic	$(0.12)	$(0.22)	$(0.59)	$(1.28)
Diluted	$(0.12)	$(0.22)	$(0.59)	$(1.28)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of September 30, 2017. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Units Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is allocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of September 30, 2017, 425,991 Common Units and LTIP Units were outstanding, representing a 0.8% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2017 and 2016 was a net loss of $0.1 million and $0.2 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the nine months ended September 30, 2017 and 2016 was a net loss of $0.4 million and $0.9 million, respectively.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Number	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of September 30, 2017:
Interest rate caps	32	$1,232,671	$7,747	(1)	January 2020 - July 2023
Foreign currency forwards, net(2)	9	79,232	(5,240)	N/A	November 2017 - November 2018
Total	41	$1,311,903	$2,507

As of December 31, 2016:
Interest rate caps	32	$1,107,400	$8,659	(1)	January 2020 - July 2023
Foreign currency forwards(2)	20	72,806	5,070	N/A	February 2017 - November 2017
Total	52	$1,180,206	$13,729
_____________________________
(1)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(2)    Includes Euro and U.K. Pounds Sterling currency forwards.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Balance Sheet	September 30, 2017	December 31, 2016
	Location
Interest rate caps	Derivative assets	$7,747	$8,659
Foreign currency forwards	Derivative assets	$307	$5,070
Foreign currency forwards	Derivative liabilities	$5,547	$—

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$(1,235)	$(4,309)	$(1,949)	$(18,483)
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on derivatives and other (1)	(2,737)	(581)	(10,309)	(374)
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	232	100	1,688	(1,095)
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of September 30, 2017 and December 31, 2016. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2017 and December 31, 2016.

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
Derivative Instruments
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are traded over-the-counter, and are valued using a third-party service provider. These quotations are not adjusted and are generally based on valuation models with observable inputs such as contractual cash flow, yield curve, foreign currency rates and credit spreads and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,236,496	$8,054	$8,054	$1,180,206	$13,729	$13,729
Preferred equity investment	35,086	35,086	35,086	—	—	—
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,286,242	$1,272,758	$1,268,464	$1,162,211	$1,149,119	$1,146,134
Derivative liabilities	75,407	5,547	5,547	—	—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

monitors its portfolios to identify potential concentrations of credit risks. For the three and nine months ended September 30, 2017, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 6.7 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue. Additionally, for the three and nine months ended September 30, 2017, Germany, France, the United Kingdom and the Netherlands each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Rental income	$27,747		$—	$—		$27,747
Escalation income	5,641		—	—		5,641
Interest income	—		704	—		704
Interest expense(1)	6,325		—	211		6,536
Management fee, related party	—		—	3,585		3,585
Transaction costs	—		—	332		332
Depreciation and amortization	14,396		—	—		14,396
Other, net	8,802	(2)	—	6,895	(3)	15,697
Income (loss) before income tax benefit (expense)	3,865		704	(11,023)		(6,454)
Income tax benefit (expense)	(352)		—	—		(352)
Net income (loss)	$3,513		$704	$(11,023)		$(6,806)
___________________________________

(1)	Includes $0.6 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps offset by other income.

(3)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

	Three Months Ended September 30, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Rental income	$29,798		$—		$29,798
Escalation income	7,828		—		7,828
Interest expense(2)	7,132		2,169		9,301
Management fee, related party	—		3,548		3,548
Transaction costs	—		150		150
Depreciation and amortization	13,989		—		13,989
Other, net	12,694	(3)	8,059	(4)	20,753
Income (loss) before income tax benefit (expense)	3,820		(13,935)		(10,115)
Income tax benefit (expense)	(2,655)		—		(2,655)
Net income (loss)	$1,165		$(13,935)		$(12,770)
___________________________________

(1)	The Company did not have a preferred equity segment for the three months ended September 30, 2016.

(2)	Includes $0.9 million of amortization of deferred financing costs in both the real estate and corporate segments.

(3)	Primarily relates to properties - operating expense and realized loss on the sale of real estate offset by the realized gain on foreign currency translation and other.

(4)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Rental income	$79,308		$—	$—		$79,308
Escalation income	16,360		—	—		16,360
Interest income	—		1,001	—		1,001
Interest expense(1)	18,896		—	745		19,641
Management fee, related party	—		—	10,716		10,716
Transaction costs	—		538	1,027		1,565
Depreciation and amortization	39,479		—	—		39,479
Other, net	23,575	(2)	(6)	34,253	(3)	57,822
Income (loss) before income tax benefit (expense)	13,718		469	(46,741)		(32,554)
Income tax benefit (expense)	(316)		—	—		(316)
Net income (loss)	$13,402		$469	$(46,741)		$(32,870)
___________________________________

(1)	Includes $2.0 million and $0.3 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expense and unrealized loss on interest rate caps offset by the realized gain on the sale of real estate and other income.

(3)	Primarily relates to general and administrative expense, compensation expense and unrealized loss on foreign currency forwards.

	Nine Months Ended September 30, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Rental income	$98,622		$—		$98,622
Escalation income	19,825		—		19,825
Interest expense(2)	24,249		9,235		33,484
Management fee, related party	—		10,548		10,548
Transaction costs	—		2,633		2,633
Depreciation and amortization	51,264		—		51,264
Other, net	70,646	(3)	23,758	(4)	94,404
Income (loss) before income tax benefit (expense)	(27,712)		(46,174)		(73,886)
Income tax benefit (expense)	(2,515)		—		(2,515)
Net income (loss)	$(30,227)		$(46,174)		$(76,401)
___________________________________

(1)	The Company did not have a preferred equity segment for the nine months ended September 30, 2016.

(2)	Includes $2.6 million and $2.9 million of amortization of deferred financing costs in the real estate equity and corporate segment, respectively.

(3)	Primarily relates to properties - operating expense, unrealized loss on derivatives and impairment loss of $27.5 million offset by the realized gain on the sale of real estate and other income.

(4)
Primarily relates to general and administrative expense, compensation expense, realized loss related to the write-off of the deferred financing costs associated with the repurchase of the Senior Notes and includes an allocation of general and administrative expenses from the Manager of $0.1 million.

The following table presents total assets by segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity		Corporate	Total
September 30, 2017	$1,949,289	$36,385	(1)	$3,559	$1,989,233
December 31, 2016	$1,835,531	$—		$9,861	$1,845,392
___________________________________

(1)	Represents the preferred equity investment and accrued interest income.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
The following table presents geographic information about the Company's total rental and escalation income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
Germany	$13,878	$15,716	$39,612	$44,968
United Kingdom	10,663	10,365	28,152	30,349
France	5,837	5,685	16,632	16,554
Netherlands	2,774	3,576	10,023	13,359
Other	236	2,284	1,249	13,217
Total	$33,388	$37,626	$95,668	$118,447
___________________________________

(1)	Amount represented for the three and nine months ended September 30, 2016 are translated using the average exchange rate for the three and nine months ended September 30, 2017, respectively.

14.	Subsequent Events
Dividends
On November 6, 2017, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on November 24, 2017 to stockholders of record as of the close of business on November 20, 2017.
Amended and Restated Management Agreement
On November 9, 2017, the Company entered into an Amended and Restated Management Agreement with CNI NRE Advisors, LLC, a Delaware limited liability company (unless the context requires otherwise, together with its affiliates, the “Asset Manager”), an affiliate of Colony NorthStar, effective as of January 1, 2018.
Under the Amended and Restated Management Agreement, the Asset Manager is generally responsible to manage the Company’s day to day operations, subject to the supervision and management of the Board. The Asset Manager is required to provide the Company with a management team and other appropriate employees and resources necessary to manage the Company.
Term; Renewals
The Amended and Restated Management Agreement provides for an initial term (beginning January 1, 2018) of five years (the “Initial Term”), with subsequent automatic renewals for additional three-year terms, unless either party provides notice to the other party of its intention to decline to renew the agreement at least six months prior to the expiration of the then-current term.
During the Initial Term, the Company can only terminate the Amended and Restated Management Agreement for certain specified events (as described in the Amended and Restated Management Agreement) which include: (i) certain acts of fraud, misappropriation, embezzlement, uncured gross negligence or uncured bad faith breaches of the Amended and Restated Management Agreement, in each case, by the Asset Manager which result in a material adverse effect on the Company, (ii) commencement of bankruptcy or insolvency proceedings relating to the Asset Manager that are not dismissed within 60 days, (iii) dissolution of Asset Manager, (iv) a final determination by a court or the Internal Revenue Service that a provision of the Amended and Restated Agreement caused or will cause the Company to fail to qualify as a REIT and Asset Manager refuses to amend the Amended and Restated Agreement within 60 days to amend the agreement in a manner that would allow the Company to qualify as a REIT. As used in this paragraph, “Asset Manager” refers to CNI NRE Advisors, LLC.
If the Company elects not to renew the Amended and Restated Management Agreement at the end of a term, it will be obligated to pay the Asset Manager a termination fee (the “Termination Fee”) equal to three times the amount of the base management fees earned by the Asset Manager over the four recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, the Company undergoes a “change of control” (as defined in the Amended and Restated Management Agreement), the Company may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Asset Manager.
Assignment
The Amended and Restated Management Agreement provides that in the event of a change of control of the Asset Manager or other event that could be deemed an assignment of the Amended and Restated Management Agreement, the Company will consider

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The Amended and Restated Management Agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The Amended and Restated Management Agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by the Company or the Asset Manager, directly or indirectly, the surviving entity will succeed to the terms of the Amended and Restated Management Agreement.
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, the Company is obligated to pay the Asset Manager a base management fee per annum equal to:

•	1.50% of the Company’s EPRA NAV (as defined in the Amended and Restated Management Agreement) for EPRA NAV amounts up to and including $2.0 billion; plus

•	1.25% of the Company’s EPRA NAV on any EPRA NAV amount exceeding $2.0 billion.
The base management fee is payable, quarterly in arrears, in cash.
Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Asset Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 and end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal 1/3 increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
Costs and Expenses
The Company is responsible to pay (or reimburse the Asset Manager) for all of the Company’s direct, out of pocket costs and expenses of the Company as a stand alone company incurred by or on behalf of the Company and its subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expense under this provision and are subject to the limits described in the next paragraph.
In addition to the expenses described in the prior paragraph, for each calendar quarter, beginning with the first quarter of 2018, the Company is obligated to reimburse the Asset Manager for (i) all direct, reasonable, customary and documented costs and expenses incurred by the Asset Manager for salaries, wages, bonuses, payroll taxes and employee benefits for personnel employed by the Asset Manager: (a) who solely provide services to the Company which prior to January 1, 2018 were provided by unaffiliated third parties, including accounting and treasury services or (b) who were hired by the Asset Manager after January 1, 2018 but who solely provide services to the Company in respect of one of the categories of services previously internalized pursuant to clause (a) and who were not hired in connection with any event which otherwise resulted in an increase to the Company’s net asset value (such costs and expenses set forth in clauses (i) and (ii), the “Internalized Service Costs”), plus (ii) 20% of the amount calculated under clause (i) to cover reasonable overhead charges with respect to such personnel, provided that the Company shall not be obligated to reimburse the Asset Manager for such costs and expenses to the extent they exceed the following quarterly limits:

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
0.0375% of the Company’s aggregate gross asset value as of the end of the prior calendar quarter (excluding cash and cash equivalents and certain other exclusions) as calculated for purposes of determining EPRA NAV (“GAV”), for GAV amounts to and including $2.5 billion, plus

•	0.0313% of GAV amounts between $2.5 billion and $5.0 billion, plus

•	0.025% of GAV amounts exceeding $5.0 billion.
If the Asset Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, the (“Quarterly Cap Excess Amount”), the Company is obligated to reimburse the Asset Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.
Equity Based Compensation
In addition, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Asset Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must by approved the Company’s Compensation Committee. The Asset Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Asset Manager.
Under the Amended and Restated Management Agreement, beginning with the Company’s 2018 annual stockholders’ meeting, the Asset Manager will have the right to nominate one director (who is expected to be one of the Company’s current directors employed by the Asset Manager) to the Company’s board of directors.
Transaction Expenses
The Company agreed to pay for up to $2.5 million of fees and expenses payable by the Asset Manager to its external financial advisors in connection with the negotiation and execution of the Amended and Restated Management Agreement.
Colony NorthStar Ownership Waiver and Voting Agreement
In connection with the entry into the Amended and Restated Management Agreement, the Company provided Colony NorthStar with an ownership waiver under the Company’s Articles of Amendment and Restatement, allowing Colony NorthStar to purchase up to 45% of the Company’s stock. The waiver provides that if the Amended and Restated Management Agreement is terminated, Colony NorthStar may not purchase any shares of the Company’s common stock to the extent Colony NorthStar owns (or would own as a result of such purchase) more than 9.8% of the Company’s capital stock. In connection with the waiver, Colony NorthStar also agreed that for all matters submitted to a vote of the Company’s stockholders, to the extent Colony NorthStar owns more than 25% of the Company’s common stock (such shares owned by Colony NorthStar in excess of the 25% threshold, the “Excess Shares”), it will vote the Excess Shares in the same proportion that the remaining shares of the Company not owned by Colony NorthStar or its affiliates are voted. If the Amended and Restated Management Agreement is terminated, then beginning on the third anniversary of such termination, the threshold described in the prior sentence will be reduced from 25% to 9.8%.

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
Investments
In May 2017, we partnered with a leading property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom with 22,557 square meters, 100% occupancy and a 6.8 year weighted average lease term to expiry. We invested approximately $35 million (£26 million) of preferred equity with a base yield of 8% plus equity participation rights.
Sales
During the three months ended September 30, 2017 we sold two properties, exiting Spain and further reducing our presence in the Netherlands.
Amended and Restated Management Agreement
On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 14 “Subsequent Events” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for a description of the terms of the Amended and Restated Management Agreement.
Summary of Business
Our primary business line is investing in European real estate. We are predominantly focused on the Core Portfolio.

Our Investments
Our portfolio as of September 30, 2017 includes the following (dollars in millions):

Investment Type	Primary Location(s)	Property Type	Cost(1)	Count		Ownership Interest
Real estate equity
U.K. Complex	United Kingdom	Multi-tenant office	$77	1	(4)	93%
SEB Portfolio	Germany, United Kingdom, France	Multi-tenant office	1,016	7		95%	(2)
Trias Portfolio(3)	Germany, United Kingdom, France	Office/Hotel/Industrial/Retail	360	15		95%	(2)
Trianon Tower	Germany	Multi-tenant office	690	3		95%	(2)
Total real estate equity			2,143	26
Preferred Equity
Preferred equity investment			35	1
Total preferred equity			35	1
Total investments			$2,178	27
__________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2017.

(2)	We are entitled to 100% of the economic benefits and incur 100% of the economic losses in accordance with the applicable governing documents.

(3)	Trias Portfolio represents the IVG Portfolio, Internos Portfolio and Deka Portfolio. Such three portfolios were not under common control or management at the time of acquisition.

(4)	Includes one asset held for sale.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on European prime office properties located in key cities within Germany, the United Kingdom and France.
Our Portfolio
The following presents a summary of our portfolio as of September 30, 2017:

		Portfolio by Geographic Location
		September 30, 2017(4)	December 31, 2016(4)
Total portfolio, at cost(1)	$2.1 billion
Number of properties	26
Number of countries	5
Total square meters(2)	343,960
Weighted average occupancy	86%
Weighted average lease term	6.4 years
In-place rental income:(3)
Core Portfolio	86%
Other markets	14%
___________________________________

(1)	Amount includes transaction costs incurred, deferred financing costs and other assets assumed and is translated using exchange rates as of September 30, 2017.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents gross rent adjusted for vacancies based on the rent roll as of September 30, 2017 and is translated using exchange rates as of September 30, 2017.

(4)	Other represents assets in Portugal as of September 30, 2017 and Spain, Portugal and Italy as of December 31, 2016.

The following table presents significant tenants in our portfolio, based on in-place rental income as of September 30, 2017:

Significant tenants:	Asset (Location)	Industry	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Trianon (Frankfurt, Germany)	Finance	36,524	19%	6.7
BNP PARIBAS RE	Mac Donald (Paris, France)	Finance	15,406	9%	2.3
Deutsche Bundesbank	Trianon (Frankfurt, Germany)	Finance	15,304	5%	9.2
Deloitte Holding B.V.	Maastoren (Rotterdam, Netherlands)	Legal, Tax & Management Consultancy	23,547	5%	9.6
BNP PARIBAS SA	Berges de Seine (Paris, France)	Finance	11,235	5%	3.6
Cushman & Wakefield LLP	Portman Square (London, UK)	Legal, Tax & Management Consultancy	5,150	5%	7.5
Morgan Lewis & Bockius LLP	Condor House (London, UK)	Legal, Tax & Management Consultancy	4,848	4%	8.0
Invesco UK Limited	Portman Square (London, UK)	Finance	3,126	4%	9.9
PAREXEL International GmbH	Parexel (Berlin, Germany)	Legal, Tax & Management Consultancy	18,254	3%	16.7
Moelis & Co UK LLP	Condor House (London, UK)	Other	3,366	3%	7.5
			136,760	61%	7.2
__________________

(1)	Based on contractual rentable area.
The following table presents NOI, square meters and weighted average lease term concentration by country for our portfolio as of September 30, 2017:

Country	Number of Properties	Percentage of NOI	Square Meters(1)	Weighted Average Lease Term (in years)
Germany	11	42%	153,463	7.2
United Kingdom	5	28%	46,520	7.1
France	4	18%	32,075	3.5
Other(2)	6	12%	111,902	6.2
Total	26	100%	343,960	6.4
__________________

(1)	Based on contractual rentable area.

(2)	Includes assets in Portugal, Netherlands and assets outside our Core Portfolio in Germany, the United Kingdom and France.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London, United Kingdom with 22,557 square meters, 100% occupancy and a 6.8 year weighted average lease term to expiry. We invested approximately $35.1 million (£26 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
The European economy posted another solid quarter of economic growth. During the third quarter of 2017, Gross Domestic Product in the European Union, or EU, grew by 2.5% year on year reflecting the strongest annual growth since 2011. Unemployment in the EU continued to fall, reaching 7.5% in September 2017 (down from 8.4% a year earlier), the lowest level recorded since November 2008. The U.K. economy began to slow in 2017, posting 0.4% growth during the third quarter (or 1.5% year-on-year), as elevated levels of inflation due to a weaker U.K. Pound Sterling eroded real incomes and hampered consumer demand, while general uncertainty associated with Brexit weighed on business sentiment and investment. On November 2, 2017 the Bank of

England, or BOE, raised the U.K. base interest rate from 0.25% to 0.5%, the first interest rate rise in a decade, in an effort to contain inflation which was 3% in the year to September (in excess of the BOE’s stated target of 2.0%). The BOE signaled that any further increases would likely be at a gradual pace and limited in number. The BOE’s cautious tone is reflective of the outlook for the U.K. economy which remains uncertain and likely to be highly dependent on the duration and perceived outcome of ongoing Brexit negotiations.
The Eurozone economy remains buoyant achieving 2.5% year on year GDP growth in the third quarter. In October 2017, the International Monetary Fund, or IMF, upgraded its 2017 GDP forecast for the Euro Area up to 1.9% reflecting an acceleration in exports and continued strength in consumer demand. Unemployment fell to 8.9%, its lowest level since January 2009. This stronger than anticipated economic recovery resulted in the European Central Bank, or ECB, signaling its intention to begin reducing the level of economic stimulus it provides. On October 26, 2017, the ECB announced its decision to maintain interest rates at zero percent and signaled its intention to halve its bond purchase program from €60 billion to €30 billion per month from January 2018 through September 2018, while signaling its commitment to further extend the program, increase its size, or both, should the outlook for inflation in the Eurozone deteriorate. Inflation stood at 1.4% in the year to October, below the ECB’s target of just under 2%. We continue to believe that any unwinding of stimulus is likely to be gradual and subject to ongoing review based on the future economic performance and inflation outlook of the region, which is consistent with the ECB’s recent commentary.
European commercial real estate investment volume totaled €66 billion in the third quarter of 2017, and €197 billion in the first nine months of 2017, 16% above the same period in 2016. The office sector represented approximately 49% of total third quarter investment volume. Prime property yields in most asset classes and markets were stable during the third quarter and continue to remain at a significant premium to sovereign yields.
Driven by strong demand for office and industrial properties including a number of large transactions in these sectors, German transaction volume reached €39.1 billion during the first nine months of 2017 (20% above the same period last year), the highest level in the first nine months since 2007.
Total U.K. investment volume reached £17.1 billion in the third quarter, more than double the volume during the same period last year. London office investment transactions totaled £4.8 billion in the third quarter 2017, representing a quarterly increase of 51% and a significant increase on the same period last year when investment volume stood at £3.2 billion and £1.7 billion, respectively. For the first nine months of 2017, London investment volume reached £13 billion, equaling the investment volume for the full year 2016.
Total French investment volume was €15.1 billion in the first nine months of 2017 (13% below the same period in 2016), driven by weaker appetite in the run up to the recent general election and a shortage of larger transactions.
The new supply pipeline remains subdued across all major European office markets. Improving occupier demand coupled with low supply continues to place downward pressure on vacancy rates and gradual upward pressure on rents across major European office markets, which may be further exacerbated by rising inflation levels as many leases across Europe are structured with inflation linked uplifts.
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

In June 2017, we amended and restated the Trias mortgage note agreement to increase the loan amount by $6 million and reduce future minimum capital expenditure spending requirements. In September 2017, we amended and restated the financing terms for $562 million of the SEB mortgage note agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.
Risk Management
Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our stockholders. Given our need to maintain our qualification as a REIT for U.S. federal income tax purposes, we closely monitor our portfolio and actively seek to manage risks associated with, among other things, our assets, interest rates and foreign exchange rates. In addition, the audit committee of our board of directors, or the Board, in consultation with management, will periodically review our policies with respect to risk assessment and risk management, including key risks to which we are subject, such as credit risk, liquidity risk, financing risk, foreign currency risk and market risk, and the steps that management has taken to monitor and control such risks. The audit committee of the Board maintains oversight of financial reporting risk matters.
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

Results of Operations
The following presents a summary of our activity for the three and nine months ended September 30, 2017 and 2016:
Comparison of the Three Months Ended September 30, 2017 to September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$27,747	$29,798	$(2,051)	(7)%
Escalation income	5,641	7,828	(2,187)	(28)%
Interest income	704	—	704	100%
Other income	171	149	22	15%
Total revenues	34,263	37,775	(3,512)	(9)%
Expenses
Properties - operating expenses	7,519	9,493	(1,974)	(21)%
Interest expense	6,536	9,301	(2,765)	(30)%
Transaction costs	332	150	182	121%
Management fee, related party	3,585	3,548	37	1%
Other expenses	1,996	2,848	(852)	(30)%
General and administrative expenses	1,723	2,199	(476)	(22)%
Compensation expense	2,839	5,194	(2,355)	(45)%
Depreciation and amortization	14,396	13,989	407	3%
Total expenses	38,926	46,722	(7,796)	(17)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(3,472)	(4,982)	1,510	(30)%
Realized gain (loss) on sales and other	1,681	3,814	(2,133)	(56)%
Income (loss) before income tax benefit (expense)	(6,454)	(10,115)	3,661	(36)%
Income tax benefit (expense)	(352)	(2,655)	2,303	(87)%
Net income (loss)	$(6,806)	$(12,770)	$5,964	(47)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $2.1 million, primarily due to lease extensions signed at the Maastoren property ($0.7 million down in the third quarter 2017) and a vacancy in the Trianon property, which has now been re-let ($0.7 million per quarter contractual rent) and the disposal of 18 properties during 2016.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $2.2 million, primarily due to the disposal of 18 properties during 2016 and the timing of certain recoverable expenses offset by an increase in recoverable operating expenses. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.
Other Income
Other income is principally related to lease surrender premiums, insurance refunds and termination fees in our real estate equity segment. Other income increased for the three months ended September 30, 2017 due to a one-time insurance refund relating to a repair in the third quarter of 2017.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $2.0 million due to the disposal of 18 properties during 2016 and the timing of certain recoverable expenses offset by an increase in recoverable repairs and maintenance during 2017 in our real estate equity segment. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.

Interest Expense
Interest expense decreased $2.8 million due to the disposal of 18 properties during 2016, the refinancing of certain mortgage notes and repayments of certain mortgage notes in our real estate equity segment in the third quarter 2017 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.
Transaction Costs
Transaction costs for the three months ended September 30, 2017 primarily relates to costs associated with amending the management agreement in our corporate segment. Transaction costs for the three months ended September 30, 2016 primarily relates to costs associated with exploring potential transactions in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $0.7 million is due to the disposal of 18 properties during 2016.
General and Administrative Expenses
General and administrative expenses are incurred in our corporate segment. For the three months ended September 30, 2017, our Manager did not allocate any general and administrative expenses to us. For the three months ended September 30, 2016, our Manager allocated $0.1 million.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. The decrease for the three months ended September 30, 2017, is due to the acceleration of a material portion of our equity awards due to the Mergers which occurred in the first quarter of 2017 offset by the issuance of board grants which fully vested at issuance in the third quarter 2017. Refer to Note 7 to the Notes to Consolidated Financial Statements (unaudited) for further information.
Depreciation and Amortization
Depreciation and amortization expense increased due to the write-off of intangibles due to lease terminations in the third quarter 2017 offset by the disposal of 18 properties during 2016 in our real estate equity segment.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was due to the strengthened the U.K. Pound Sterling and the Euro against the U.S. dollar. The decrease in the loss related to the interest rate caps in our real estate equity segment relates to the movement in interest rate spreads and time value across Europe.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(1,235)	$—	$(1,235)	$(4,309)	$—	$(4,309)
Foreign currency forwards	—	(2,737)	(2,737)	—	(581)	(581)
Foreign currency remeasurement and other	284	216	500	(21)	(71)	(92)
Total unrealized gain (loss) on derivatives and other	$(951)	$(2,521)	$(3,472)	$(4,330)	$(652)	$(4,982)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$1,086	$—	$1,086	$(5,713)	$—	$(5,713)
Foreign currency transactions(2)	81	(172)	(91)	12,204	23	12,227
Other(3)	454	—	454	(2,800)	—	(2,800)
Net cash payments (receipts) on derivatives	—	232	232	—	100	100
Total realized gain (loss) on sales and other	$1,621	$60	$1,681	$3,691	$123	$3,814
_____________

(1)	Excludes escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes, for the three months ended September 30, 2017 and 2016, $0.1 million and $11.5 million, respectively, relating to the reclassification of the currency translation adjustment from a component of accumulated other comprehensive income, or OCI, to realized gain due to the sale of certain real estate assets.

(3)
Includes the release of certain escrow arrangements for specific indemnification obligations in relation to the sales offset by the write-off of deferred financing costs due to the repayment of certain mortgage and other notes payable.

Income Tax Benefit (Expense)
The income tax expense for the three months ended September 30, 2017 represents a net expense of $0.4 million related to our real estate equity segment. The income tax expense for the three months ended September 30, 2016 represents a net expense of$2.7 million related to our real estate equity segment.
Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which excludes properties that were acquired or sold at any time during the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Same Store(3)
	Three Months Ended September 30,		Increase (Decrease)
	2017	2016(1)	Amount	%
Occupancy (end of period)	85.5%	86.0%
Same store
Rental income(2)	$26,799	$27,977	$(1,178)
Escalation income	5,526	6,200	(674)
Other income	187	128	59
Total revenues	32,512	34,305	(1,793)	(5.2)%
Utilities	1,892	2,063	(171)
Real estate taxes and insurance	1,337	1,236	101
Non-recoverable value added tax (VAT)	536	478	58
Management fees	589	435	154
Repairs and maintenance	2,446	2,735	(289)
Ground rent(2)	193	177	16
Other	332	313	19
Properties - operating expenses	7,325	7,437	(112)	(1.5)%
Same store net operating income	$25,187	$26,868	$(1,681)	(6.3)%

Same store net operating income - Core(4)	$22,235	$23,410	$(1,175)	(5.0)%
__________________

(1)	Three months ended September 30, 2016 is translated using the average exchange rate for the three months ended September 30, 2017.

(2)	Adjusted to exclude amortization of above/below market leases.

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

(4)	Core represents prime office properties in key cities within Germany, the United Kingdom and France.

Same Store Revenue
Same store rental income decreased as a result of lease extensions signed at the Maastoren property ($0.7 million down in the third quarter 2017) and a vacancy in the Trianon property, which has now been re-let ($0.7 million per quarter contractual rent). Same store escalation income decreased due to decreased operating expenses, of which, a majority of these costs are recovered from our tenants. Same store other income increased due to one-time insurance refund in the third quarter of 2017.
Same Store Expense
Same store properties - operating expenses decreased due to the timing of certain recoverable expenses.
Reconciliation Net Income to Same Store
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended September 30,
	2017	2016
Net income (loss)	$(6,806)	$(12,770)
Corporate segment net (income) loss(1)	11,023	13,935
Other (income) loss(3)	21,738	27,283
Net operating income	25,955	28,448
Sale of real estate investments and other(4)	(64)	(1,580)	(5)
Interest income(2)	(704)	—
Same store net operating income	$25,187	$26,868
__________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Represents interest income earned in the preferred equity segment.

(3)	Includes depreciation and amortization expense, transaction costs and other expenses in the real estate equity segment.

(4)	Represents the impact of assets sold during the period.

(5)	Three months ended September 30, 2016 is translated using the average exchange rate for the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2017 to September 30, 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$79,308	$98,622	$(19,314)	(20)%
Escalation income	16,360	19,825	(3,465)	(17)%
Interest income	1,001	—	1,001	100%
Other income	708	899	(191)	(21)%
Total revenues	97,377	119,346	(21,969)	(18)%
Expenses
Properties - operating expenses	22,521	27,263	(4,742)	(17)%
Interest expense	19,641	33,484	(13,843)	(41)%
Transaction costs	1,565	2,633	(1,068)	(41)%
Impairment losses	—	27,468	(27,468)	(100)%
Management fee, related party	10,716	10,548	168	2%
Other expenses	6,604	9,579	(2,975)	(31)%
General and administrative expenses	5,875	5,181	694	13%
Compensation expense	20,094	12,225	7,869	64%
Depreciation and amortization	39,479	51,264	(11,785)	(23)%
Total expenses	126,495	179,645	(53,150)	(30)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(12,068)	(19,775)	7,707	(39)%
Realized gain (loss) on sales and other	8,632	6,188	2,444	39%
Income (loss) before income tax benefit (expense)	(32,554)	(73,886)	41,332	(56)%
Income tax benefit (expense)	(316)	(2,515)	2,199	(87)%
Net income (loss)	$(32,870)	$(76,401)	$43,531	(57)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $19.3 million, primarily due to the disposal of 18 properties during 2016.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $3.5 million, primarily due to the disposal of 18 properties during 2016 and the timing of certain recoverable expenses offset by an increase in recoverable operating expenses. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.
Other Income
Other income is principally related to lease surrender premiums and termination fees in our real estate equity segment. Other income decreased for the nine months ended September 30, 2017 due to a significant lease surrender premium in the first quarter of 2016.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $4.7 million due to the disposal of 18 properties during 2016 and the timing of certain recoverable expenses offset by an increase in recoverable repairs and maintenance during 2017 in our real estate equity segment. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.

Interest Expense
Interest expense decreased $13.8 million due to the disposal of 18 properties during 2016, the refinancing of certain mortgage notes in our real estate equity segment in the third quarter of 2017 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.
Transaction Costs
Transaction costs for the nine months ended September 30, 2017 primarily relate to costs related to the Mergers in our corporate segment, costs associated with amending the management agreement in our corporate segment and other transaction costs in our preferred equity segment. A transaction fee was paid to a third party and reimbursed in total by the entity that originated our preferred equity investment resulting in no impact to transaction costs. Transaction costs for the nine months ended September 30, 2016 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisition of the assets in our real estate equity segment and the spin-off from NorthStar Realty in our corporate segment.
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
General and Administrative Expenses
General and administrative expenses are incurred in our corporate segment. The increase is due to payroll taxes associated with the acceleration of equity awards due to the Mergers in the first quarter 2017. For the nine months ended September 30, 2017, our Manager did not allocate any general and administrative expenses to us. For the nine months ended September 30, 2016, our Manager allocated $0.1 million.
Compensation Expense
Compensation expense is comprised of time-based and performance equity-based based awards in our corporate segment. The increase for the nine months ended September 30, 2017, is due to the acceleration of a material portion of our equity awards due to the Mergers offset by the issuance of board grants which fully vested at issuance in the third quarter 2017. Refer to Note 6 to the Notes to Consolidated Financial Statements (unaudited) for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 18 properties during 2016 and assets being reclassified into held for sale offset by the write-off of intangibles due to lease terminations in our real estate equity segment in the first and second quarter 2017.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to the foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was due to the strengthened U.K. Pound Sterling and the Euro against the U.S. dollar. The decreased loss in the interest rate caps in our real estate equity segment relates to the movement in interest rate spreads and time value across Europe.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(1,949)	$—	$(1,949)	$(18,483)	$—	$(18,483)
Foreign currency forwards	—	(10,309)	(10,309)	—	(374)	(374)
Foreign currency remeasurement and other	37	153	190	(232)	(686)	(918)
Total unrealized gain (loss) on derivatives and other	$(1,912)	$(10,156)	$(12,068)	$(18,715)	$(1,060)	$(19,775)

Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017				2016
	Real Estate Equity	Corporate	Preferred Equity	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$6,909	$—	$—	$6,909	$1,840	$—	$1,840
Foreign currency transactions(2)	(242)	(166)	(6)	(414)	12,380	—	12,380
Other(3)	449	—	—	449	(3,379)	(3,558)	(6,937)
Net cash payments (receipts) on derivatives		1,688	—	1,688	—	(1,095)	(1,095)
Total realized gain (loss) on sales and other	$7,116	$1,522	$(6)	$8,632	$10,841	$(4,653)	$6,188
_____________

(1)	Excludes escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes, for the nine months ended September 30, 2017 and 2016, $(0.3) million and $11.9 million relating to the reclassification of the currency translation adjustment from a component of accumulated OCI to realized gains (loss) due to the sale of certain real estate assets.

(3)
Includes the release of certain escrow arrangements for specific indemnification obligations in relation to the sales offset by the write-off of deferred financing costs due to the repayment of certain mortgage and other notes payable.

Income Tax Benefit (Expense)
The income tax expense for the nine months ended September 30, 2017 represents a net tax expense of $0.3 million in our real estate equity segment. The income tax benefit for the nine months ended September 30, 2016 represents a net tax expense of $2.5 million primarily related to sales in our real estate equity segment.
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

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. On a quarterly basis, the Board determines an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that the Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In November 2015, the Board authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of its outstanding common stock through November 2017. For the nine months ended September 30, 2017, we did not repurchase any shares of our common stock.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income is sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of October 31, 2017 was approximately $46 million and $35 million of availability under the Credit Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine September 30, 2017 and 2016 (dollars in thousands).

	Nine Months Ended September 30,
Cash flow provided by (used in):	2017	2016
Operating activities	$21,511	$19,617
Investing activities	(420)	358,619
Financing activities	(43,621)	(514,022)
Effect of foreign currency translation on cash and cash equivalents	5,950	1,108
Net increase (decrease) in cash and cash equivalents	$(16,580)	$(134,678)
Nine Months Ended September 30, 2017 Compared to September 30, 2016
Net cash provided by operating activities was $21.5 million for the nine months ended September 30, 2017 compared to $19.6 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in the change in operating assets and liabilities due to the timing of payments and collection of receivables, offset by a decrease of net cash provided by operating activities before changes in operating assets and liabilities related to the disposal of 18 properties.
Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2017 compared to net cash provided by $358.6 million for the nine months ended September 30, 2016. Cash flow used in investing activities for the nine months ended September 30, 2017 was primarily due to proceeds from the sale of real estate of $48.6 million which includes $43.8 million relating to 2017 sales and $4.8 million relating to 2016 sales, offset by the origination of our preferred equity investment, improvements of our operating real estate and changes in other assets which includes leasing costs of $3.0 million and escrow receivables of $0.7 million. Cash flow provided by the nine months ended September 30, 2016 was primarily due to proceeds from the sale of operating real estate offset by improvements of our operating real estate.
Net cash used in financing activities was $43.6 million nine months ended September 30, 2017 compared to $514.0 million for the nine months ended September 30, 2016. Cash flow used in financing activities for the nine months ended September 30, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayments of mortgage notes and other notes payable of $13.2 million and dividend payments of $25.1 million offset by borrowings from mortgage note and other notes payable of $5.9 million and net cash received from the settlement of the foreign currency forwards of $1.7 million. Net cash flow used in financing activities for the nine months ended September 30, 2016 was primarily due to $273.4 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $190.7 million, repayment of the credit facility of $65.0 million, retirement of shares of common stock of $29.1 million and dividend payments of $26.9 million offset by $65.0 million from the borrowing under the credit facility.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony NorthStar, Inc.
On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement, with an affiliate of our Manager, effective as of January 1, 2018. The description of the management agreement included below relates to the original agreement that was entered into in November 2015 and which will be superseded as of January 1, 2018 by the Amended and Restated Management Agreement. See Note 14 “Subsequent Events” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for a description of the terms of the Amended and Restated Management Agreement.
Base Management Fee
For the three months ended September 30, 2017 and 2016, we incurred $3.6 million and $3.5 million, respectively, related to the base management fee. For the nine months ended September 30, 2017 and 2016, we incurred $10.7 million and $10.5 million respectively, related to the base management fee. The base management fee to our Manager could increase subsequent to September 30, 2017 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and nine months ended September 30, 2017 and 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three and nine months ended September 30, 2017 and the nine September 30, 2016 our Manager did not allocate any general and administrative expenses to us. For the nine September 30, 2016, our Manager allocated $0.1 million to us. For the three and nine months ended September 30, 2017 and 2016, our Manager did not allocate any severance to us.
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
We do not have employment agreements with our named executive officers, but we have generally agreed to pay directly or reimburse our Manager for the portion of any severance paid by our Manager or any of its affiliates to an individual pursuant to the terms of any employment, consulting or similar service agreement, including any employment agreements with Colony NorthStar or its subsidiaries and our named executive officers, that corresponds to or is attributable to: (i) the equity compensation that we are required to pay directly or reimburse our Manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by us to such individual as an employee or our other service providers; and (iii) any amounts paid to such individual by our Manager or any of its affiliates that we are obligated to reimburse our Manager pursuant to the management agreement. With respect to Mahbod Nia, in lieu of the foregoing severance payment or reimbursement, we have agreed to pay directly or reimburse our Manager for 50% of any cash payments made by our Manager or any of its affiliates in connection with the termination of Mr. Nia’s employment either without cause or upon the non-renewal of the named executive officer’s term of employment by his employer or by Mr. Nia for good reason; provided that the Board consented to the taking of such action (or, with respect to a termination for good reason, any action taken with the intent to create good reason). Because our obligation to pay these amounts is owed to our Manager and not directly to our named executive officers and we do not control the terms of the agreements between our Manager or its affiliates and our named executive officers, the discussion above does not include these amounts or a discussion of any arrangements that our Manager or its affiliates may have with our named executive officers pursuant to which our obligations to our Manager may arise.
Manager Ownership of Common Stock
As of September 30, 2017, Colony NorthStar and its subsidiaries owned 4.9 million shares of our common stock, or 9.0% of the total outstanding common stock.

Recent Developments
Dividends
On November 6, 2017, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on November 24, 2017 to stockholders of record as of the close of business on November 20, 2017.
Amended and Restated Management Agreement
On November 9, 2017, we entered into the Amended and Restated Management Agreement with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 14 “Subsequent Events” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for a description of the terms of the Amended and Restated Management Agreement.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$(6,770)	$(12,721)	$(32,567)	$(75,609)
Non-controlling interests	(36)	(49)	(303)	(792)

Adjustments:
Depreciation and amortization items(1)(2)	17,096	20,870	61,656	71,300
Impairment losses	—	—	—	27,468
Unrealized (gain) loss on derivatives and other	3,472	4,982	12,068	19,775
Realized (gain) loss on sales and other(3)(4)	(1,449)	(3,714)	(6,944)	(7,283)
Transaction costs and other(5)(6)	438	4,564	2,480	7,333
CAD	$12,751	$13,932	$36,390	$42,192
__________________

(1)
Three months ended September 30, 2017 represents an adjustment to exclude depreciation and amortization of $(14.4) million, amortization expense of capitalized above/below market leases of $0.8 million, amortization of deferred financing costs of $(0.7) million and amortization of equity-based compensation of $(2.8) million. Three months ended September 30, 2016 represents an adjustment to exclude depreciation and amortization of $(14.0) million, amortization of above/below market leases of $0.1 million, amortization of deferred financing costs of $(1.8) million and amortization of equity-based compensation of $(5.2) million.

(2)
Nine months ended September 30, 2017 represents an adjustment to exclude depreciation and amortization of $(39.5) million, amortization expense of capitalized above/below market leases of $0.3 million, amortization of deferred financing costs of $(2.3) million and amortization of equity-based compensation of $(20.1) million. Nine months ended September 30, 2016 represents an adjustment to exclude depreciation and amortization of $(51.3) million, amortization expense of capitalized above/below market leases of $(2.2) million, amortization of deferred financing costs of $(5.5) million and amortization of equity-based compensation of $(12.2) million.

(3)
Three months ended September 30, 2017 CAD includes a $0.2 million net gain related to the settlement of foreign currency derivatives. Three months ended September 30, 2016 CAD includes a $0.1 million net gain related to the settlement of foreign currency derivatives.

(4)
Nine months ended September 30, 2017 CAD includes a $1.7 million net gain related to the settlement of foreign currency derivatives. Nine months ended September 30, 2016 CAD includes a $(1.1) million net loss related to the settlement of foreign currency derivatives.

(5)
Three months ended September 30, 2017 represents an adjustment to exclude $(0.3) million of transaction costs and $(0.1) million of taxes associated with the capital gain tax on the sale of real estate investments. Three months ended September 30, 2016 represents an adjustment to exclude $(0.3) million of transaction costs and $(4.3) million of taxes associated with the capital gain tax on the sale of real estate investments.

(6)
Nine months ended September 30, 2017 represents an adjustment to exclude $(1.6) million of transaction costs relating to the Mergers and transaction fees related to our preferred equity investment and $(0.9) million of payroll taxes associated with the acceleration of equity awards due to the Mergers. Nine months ended September 30, 2016 represents an adjustment to exclude $(3.0) million of transaction costs and $(4.3) million of taxes associated with the capital gain tax on the sale of real estate investments.

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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September30,		Nine Months Ended September30,
	2017	2016	2017	2016
Rental income	$27,747	$29,798	$79,308	$98,622
Escalation income	5,641	7,828	16,360	19,825
Other income	171	149	708	899
Total property and other income	33,559	37,775	96,376	119,346
Properties - operating expenses	7,519	9,493	22,521	27,263
Adjustments:
Interest income	704	—	1,001	—
Amortization and other items(1)(2)	(789)	166	(257)	2,815
NOI(3)	$25,955	$28,448	$74,599	$94,898
___________________

(1)
Three months ended September 30, 2017 primarily includes $0.8 million of amortization of above/below market leases. Three months ended September 30, 2016 primarily includes $(0.1) million of amortization of above/below market leases.

(2)
Nine months ended September 30, 2017 primarily includes $0.3 million of amortization of above/below market leases. Nine months ended September 30, 2016 primarily includes $(2.2) million of amortization of above/below market lease and $(0.6) million of non-recurring bad debt expense.

(3)	The following table presents a reconciliation of net income (loss) to NOI of our real estate segment for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(6,806)	$(12,770)	$(32,870)	$(76,401)
Remaining segments(i)	10,319	13,935	46,272	46,174
Real estate segment adjustments:
Interest expense	6,325	7,132	18,896	24,249
Other expenses	1,974	2,850	6,389	9,547
Depreciation and amortization	14,396	13,989	39,479	51,264
Unrealized (gain) loss on derivatives and other	951	4,330	1,912	18,715
Realized (gain) loss on sales and other	(1,621)	(3,691)	(7,116)	(10,841)
Income tax (benefit) expense	352	2,655	316	2,515
Impairment losses	—	—	—	27,468
Other items	65	18	1,321	2,208
Net (income) loss - Real estate segment	22,442	27,283	61,197	125,125
NOI	$25,955	$28,448	$74,599	$94,898
______________________

(i)	Represents the net (income) loss in our corporate and preferred equity segments to reconcile to net operating income.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of September 30, 2017, a hypothetical 100 basis point increase in the interest rate applied to our liabilities would result in a decrease in net income of approximately $7.4 million annually, respectively.
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
As of September 30, 2017, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk through our borrower’s ability to make required interest payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2017, our preferred equity investment contributed all of our interest income.
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
The following chart represents the change in the U.S. dollar/Euro and U.S. dollar/U.K. Pounds Sterling exchange rate during the nine months ended September 30, 2017 and 2016:

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
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, seek to actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of September 30, 2017, we have entered into foreign currency forwards with respect to the project net property level cash flows which are hedged for 14 months.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of stockholders’ equity of approximately $66.7 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.5 million annually, respectively.
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
As a result of the Merger, our Manager is in the process of integrating the systems, processes and internal controls of Colony, NSAM and NRF, and we expect the integration to be sufficiently completed at the end of the current fiscal year. The Company leverages these systems, processes and internal controls to conduct it operations. We will continue to review our internal control practices, in conjunction with our Manager, in consideration of future integration and post merger activities.
Except as described above in the preceding paragraph, during the quarter ended September 30, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Amended and Restated Management Agreement and Ownership Waiver
Refer to Note 14 “Subsequent Events” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for a description of the the Amended and Restated Management Agreement and Ownership Waiver ended into on November 9, 2017 between the Company and the Asset Manager. Such description does no purport to describe all of the terms of such agreements and is qualified by reference to the Amended and Restated Management Agreement and Ownership Waiver, which are filed as Exhibit 10.2 and Exhibit 10.3., respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
Resignation of Director
On November 7, 2017, David T. Hamamoto, the chairman of the board of directors (the “Board”) of the Company, announced his intention to resign from the Board, effective as of January 11, 2018.  The decision by Mr. Hamamoto was not a result of any disagreement with the Company on any matter relating to the Company’s operations, polices or practices.
Additionally, on November 6, 2017, the Nominating and Corporate Governance Committee of the Company recommended, and the Board approved, effective January 11, 2018 (i) the appointment of Richard B. Saltzman as the Chairman of the Board and (ii) the election of Mahbod Nia, the Company’s Chief Executive Officer and President, to fill the vacancy created by Mr. Hamamoto’s resignation.  Mr. Nia will serve as a director until the next annual meeting of the stockholders of the Company and until his successor has been elected and qualified or until his earlier death, resignation or removal. Mr. Nia will not receive any compensation in connection with his service on the Board.
There are no arrangements or understandings between Mr. Nia and any other person pursuant to which he was elected as a director of the Company.  As described elsewhere in this Quarterly Report on Form 10-Q, the Company is party to a management agreement with an affiliate of the Manager, pursuant to which such affiliate of the Manager manages the Company’s operations and the Company is obligated to pay certain base and incentive management fees to its manager in accordance with and subject to the terms of such management agreement.
Item 6.   Exhibits

Exhibit Number		Description of Exhibit
10.1	*
Amended and Restated Asset Management Agreement (amending that certain Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)) dated as of November 9, 2017, by and among NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC

10.2	*	Waiver Letter by and among NorthStar Realty Europe Corp. and an affiliate of Colony NorthStar, Inc. dated as of November 9, 2017
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 (unaudited) and year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	November 9, 2017	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer