Form 10-K
period 2017-12-31
NorthStar Realty Europe Corp.
filed 2018-03-13
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37597
NORTHSTAR REALTY EUROPE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	32-0468861 (IRS Employer Identification No.)
590 Madison Avenue, 34th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, was $688,237,787. As of March 8, 2018, the registrant had issued and outstanding 55,410,367 shares of common stock, $0.01 par value per share.
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

•	our ability to qualify and remain qualified as a real estate investment trust, or REIT;

•	adverse domestic or international economic geopolitical conditions and the impact on the commercial real estate industry;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	the impact that rising interest rates may have on our floating rate financing;

•	our ability to monetize our assets on favorable terms or at all;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•	the effect of an increased number of activist stockholders owning our stock and stockholder activism generally;

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

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Mergers, NSAM changed its name to Colony NorthStar, Inc., or Colony NorthStar.
Overview
NorthStar Realty Europe Corp., a publicly-traded real estate investment trust, or REIT, (NYSE: NRE) is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp., or NorthStar Realty, of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Realty Europe Corp., a Maryland corporation, or the Spin-off. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
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
Significant Developments
Mergers Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, our external manager, NSAM completed a tri-party merger with NorthStar Realty and Colony Capital, Inc., or Colony, pursuant to which the companies combined in an all-stock merger, or the Mergers, of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. Colony NorthStar is a leading global real estate and investment management firm.
Investments
In May 2017, we partnered with a leading property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom with 22,557 square meters, 100% occupancy and a 6.3 year weighted average lease term to expiry. We invested approximately $35.3 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
Sales
In 2016, we announced a strategy to focus on prime office properties located in key cities within Germany, the United Kingdom and France. As a result, we undertook a sales initiative, selling 27 properties through December 31, 2017 for $560 million net of sales costs, generating $310 million of proceeds, net of mortgage note repayments. Consequently, we no longer operate in Belgium, Italy, Sweden or Spain. We have one remaining property in each of Portugal and the Netherlands which are both classified as held-for-sale as of December 31, 2017.

In February 2018, we signed definitive sale and purchase agreement to sell the Maastoren property, our largest non-core asset in the Netherlands, for approximately $190 million.
Leasing
During the year 2017, we signed 50,000 square meters of new leases or lease renewals which represents 16% of our portfolio.
Refinancing
In June 2017, we amended and restated the Trias mortgage note agreement to increase the loan amount by $5.9 million and reduce future minimum capital expenditure spending requirements. In September 2017, we amended and restated the financing terms for $568 million of the SEB mortgage note agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
Amended and Restated Management Agreement
On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data” for a description of the terms of the Amended and Restated Management Agreement.

Our Investments
Our primary business line is investing in European real estate. We are predominantly focused on real estate equity and preferred equity, refer to Note 14, “Segment Reporting” in Part II, Item 8. “Financial Statements and Supplementary Data” for further disclosure.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on European prime office properties located in key cities within Germany, the United Kingdom and France.
Our Portfolio
The following presents a summary of our portfolio as of December 31, 2017:

		Portfolio by Geographic Location
		December 31, 2017(5)	December 31, 2016(5)
Gross Book Value(1)	$1.9 billion
Number of properties	25
Number of countries	5
Total square meters(2)	323,230
Weighted average occupancy	86%
Weighted average lease term	6.4 years
In-place rental income:(3)
Office portfolio	95%
Other(4)	5%
___________________________________

(1)	Represents gross operating real estate and intangibles as of December 31, 2017 and includes gross assets held-for-sale.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of December 31, 2017 and is translated using exchange rates as of December 31, 2017.

(4)	Other represents retail, industrial and hotel (net lease) assets.

(5)	Based on rental income for 25 assets owned as of December 31, 2017.

The following table presents the sales activity through December 31, 2017 (dollars in thousands):

	Years Ended December 31, (1)
	2017	2016	2015	Total
Properties as of December 31,	25	31	49
Properties sold	6	18	3	27
Carrying Value(2)	$109,366	$386,122	$15,226	$510,714
Sales Price	137,509	412,107	21,895	571,511
Net Proceeds(3)	132,538	406,850	20,955	560,343
Realized Gain	$23,172	$20,728	$5,729	$49,629

Debt repayment(4)	$76,157	$173,890	$—	$250,047
__________________

(1)	Years ended December 31, 2017, 2016 and 2015 amounts are translated using the average exchange rate for the year ended December 31, 2017.

(2)	Includes the assets and liabilities related to share sales.

(3)	Represents proceeds net of sales costs and excludes the associated property debt repayments.

(4)	Excludes repayments due to release premiums.

The following table presents significant tenants in our portfolio, based on in-place rental income as of December 31, 2017:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Trianon (Frankfurt, Germany)	36,524	20.2%	6.4
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	9.0%	2.1
Deutsche Bundesbank	Trianon (Frankfurt, Germany)	20,903	7.7%	9.0
Deloitte Holding B.V.	Maastoren (Rotterdam, Netherlands)	23,548	5.5%	9.3
Invesco UK Limited	Portman Square (London, UK)	4,406	5.3%	9.7
BNP PARIBAS SA	Mac Donald (Paris, France)	11,235	5.1%	3.3
Cushman & Wakefield LLP	Portman Square (London, UK)	5,150	4.8%	7.3
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	3.8%	7.7
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	3.2%	16.5
Moelis & Co UK LLP	Condor House (London, UK)	3,366	2.6%	7.3
		143,640	67.2%	7.0
__________________

(1)	Based on contractual rentable area.

The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of December 31, 2017 (dollars in millions):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	9	$895,679	44%	143,130	7.0
United Kingdom	5	404,438	22%	28,893	7.5
France	4	322,332	19%	32,075	3.3
Other(4)	2	183,807	11%	42,078	6.8
Subtotal	20	1,806,256	96%	246,176	6.4
Other Property Types
France/Germany(5)	5	96,163	4%	77,054	5.6
Total	25	$1,902,419	100%	323,230	6.4
__________________

(1)	Represents gross operating real estate and intangibles as of December 31, 2017 and includes gross assets held-for-sale.

(2)	Based on annualized NOI, for the quarter ended December 31, 2017.

(3)	Based on contractual rentable area.

(4)	Includes an asset in Portugal and an asset in the Netherlands which are both classified as held-for-sale as of December 31, 2017.

(5)	Represents retail, industrial and hotel (net lease) assets.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 6.3 year weighted average lease term to expiry. We invested approximately $35.3 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
Investing Strategy
We seek to provide our stockholders with a stable and recurring cash flow for distribution supplemented by capital growth over time. Our business is predominantly focused on prime office properties in key cities within Germany, the United Kingdom and France which are not only the largest economies in Europe, but are the most established, liquid and among the most stable office markets in Europe. We seek to utilize our established local networks to source suitable investment opportunities. We have a long term investment approach and expect to make equity investments, directly or indirectly through joint ventures.
Financing Strategy
We pursue a variety of financing arrangements such as mortgage notes and bank loans available from the commercial mortgage-backed securities market, finance companies and banks. However, we generally seek to limit our reliance on recourse borrowings. We target overall leverage of 40% to 50% over time, although there is no assurance that this will be the case. Borrowing levels for our investments may be dependent upon the nature of the investments and the related financing that is available.

Attractive long-term, non-recourse, non-mark-to-market, financing continues to be available in the European markets. We predominately use floating rate financing and we seek to mitigate the risk of interest rates rising through hedging arrangements including interest rate caps.
In addition, we may use corporate level financing such as credit facilities. In April 2017, we amended and restated our revolving credit facility, or Credit Facility, with a commitment of $35 million and with an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
In June 2017, we amended and restated the Trias mortgage note agreement to increase the loan amount by $5.9 million and reduce future minimum capital expenditure spending requirements. In September 2017, we amended and restated the financing terms for $568 million of the SEB mortgage note agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for discussion of liquidity requirements and sources of capital resources.
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
Our Manager uses many methods to actively manage our risks to seek to preserve income and capital, which includes our ability to manage our investments and our tenants in a manner that preserves cost and income and minimizes credit losses that could decrease income and portfolio value. Frequent re-underwriting, dialogue with tenants/property managers and regular inspections of our properties have proven to be an effective process for identifying issues early. Monitoring tenant creditworthiness is an important component of our portfolio management process, which may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. During the quarterly portfolio review, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible asset impairment based upon several factors, including missed or late contractual payments, tenant rating downgrades (where applicable) and other data that may indicate a potential issue in our ability to recover our invested capital from an investment.
We may need to make unplanned capital expenditures in connection with changes in laws and governmental regulations in relation to real estate. Where properties are being repositioned or refurbished, we may also be exposed to unforeseen changes in scope and timing of capital expenditures.
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
We believe that we are not, and intend to conduct our operations so as not to become regulated as, an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the U.S. Securities and Exchange Commission, or SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors - Risks Related to Regulatory Matters and Our REIT Tax Status.”
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
France
Participation in an Organismes de placement collectif en immobilier
We hold participations in Organismes de placement collectif en immobilier, or OPCIs, each of which takes the form of a Société de Placement à Prépondérance Immobilière à Capital Variable, or SPPICAV. These SPPICAVs and their management company, Swiss Life Reim (France), are authorized and supervised by the French Autorité des Marchés Financiers.
Commercial Lease Regulation
The contractual conditions applying to commercial lease periods, renewal, rent and rent indexation are heavily regulated. The minimum duration of commercial leases is nine years. We cannot terminate the lease before such period has expired, except in very specific cases (such as reconstructing or elevating an existing building). The tenant, on the other hand, has the power to terminate the lease at the end of every three-year period, subject to a six-month prior notice requirement. However, leases of premises to be used exclusively as office spaces may contain provisions restricting or excluding, such power of the tenant to terminate the lease.
The tenant has also a right of renewal of the lease at the end of its initial period and a right to a review of the rent every three years and, unless other agreed by the parties, upon renewal of the lease. The rent variation is capped. In case of review, after a three-year period or in case of a renewal (unless otherwise agreed by the parties), the variation of the rent cannot exceed the variation of the Commercial Rent Index (indice trimestriel des loyers commerciaux) or the Tertiary Activities Rent Index (indice trimestriel des loyers des activités tertiaires), which are published by the French National Institute of Statistics and Economic Studies (Institut national de la statistique et des études économiques), except in case of (i) a rent review after a three-year period where the rental value has considerably changed (i.e., increase or decrease by more than 10%), (ii) a renewal of a lease where either the features of the premises, the use of the premises, the obligations of the parties under the lease or local marketing factors were significantly modified, (iii) a renewal of a lease, the initial duration of which exceeded nine years or the effective duration of which exceeded twelve years and (iv) certain variable rent leases (such as leases including sales-based or revenue-based rent clauses). In addition, a rent increase for a given year cannot exceed 10% of the rent paid during the previous year.

Moreover, the tenant has a right of first refusal if the leased premises are offered for sale.
The legal allocation of charges (rental expenses, related costs and taxes) between us and the tenant can be contractually determined. However, articles L. 145-40-2 and R. 145-35 of the French Commercial Code, make it mandatory for the property owner in leases entered into or renewed, on or after November 5, 2014 to incur expenditures for major repairs, in particular those related dilapidated premises and those required to meet changing regulation.
Bankruptcy Law
In France, a safeguard proceeding (sauvegarde), judicial restructuring (redressement judiciaire) or judicial liquidation (liquidation judiciaire) procedure commencement order involving an insolvent tenant does not lead to the automatic termination of the lease. In such cases, we will not be able to get paid directly by the tenant and any due and unpaid rent as of the date of the commencement order will be subject to the rules applicable to the insolvency proceeding, which may have a substantial negative impact on our ability to be paid. Furthermore, the tenant, via the insolvency court-appointed receiver (administrateur judiciaire or liquidateur judiciaire) acting on behalf of the tenant, will have the choice to continue or terminate any unexpired lease. If the tenant chooses to continue an unexpired lease, but still fails to pay rent in connection with the occupancy after the issue of the commencement order, we cannot legally request the termination of the lease before the end of a three-month period from the date of issue of the commencement order.
Environmental Law
In France, our investments are subject to regulations regarding the accessibility of buildings to persons with disabilities, public health and the environment, covering a number of areas, including the ownership and use of classified facilities; the use, storage, and handling of hazardous materials in building construction; inspections for asbestos, lead, and termites; inspection of gas and electricity facilities; assessments of energy efficiency; and assessments of technological and natural risks.
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
Our internet address is www.nrecorp.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, financial supplements, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. We also post corporate presentations on our website from time-to-time. Our website further contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.
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
Risks Related to Our Business
The commercial real estate industry has been and may continue to be adversely affected by economic conditions and geopolitical events in Europe, the United States and elsewhere.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon global economic conditions and geopolitical events in Europe, the United States and elsewhere. Concerns over global economic conditions, energy and commodity prices, geopolitical events, acts of war and terrorism, nuclear proliferation, inflation, deflation, rising interest rates, divergent central bank policy making, foreign exchange rates, the durability of the Euro as a currency, the availability and cost of credit, the sovereign debt crisis, the U.K. vote on June 23, 2016 to leave the European Union, or Brexit, the rise of protectionism and populism in the United States and Europe, and weak consumer confidence in many markets continue to contribute to increased economic uncertainty for the global economy. These factors, combined with the volatile prices of oil and declining business and consumer confidence in certain markets could precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability, the risk of maturing commercial real estate debt that may have difficulties being refinanced, and divergent central bank policy making, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse economic conditions in the commercial real estate industry, geopolitical events, acts of war or terrorism could harm our business and financial condition by, among other factors, reducing the value of our properties, limiting our access to debt and equity capital, impairing our ability to obtain new financing or refinance existing obligations and otherwise negatively impacting our operations.
Liquidity in the capital markets is essential to our business.
Liquidity is essential to our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including a lack of access to capital or prohibitively high costs of obtaining or replacing capital, both within the United States and Europe. We depend on external financing to fund the growth of our business mainly because one of the requirements of the Internal Revenue Code for a REIT is that we distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity and debt investments in us. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term or short-term financial prospects or the prospects for REITs and the commercial real estate market generally. Sufficient funding or capital may not be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business and may have difficulty maintaining liquidity and making distributions to our stockholders, which would have a negative impact on the market price of our common stock. For information about our available sources of funds, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II of this Annual Report on Form 10-K and the notes to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.

We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2017 we had $1.2 billion of borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

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
Continuing concerns regarding European debt, market perceptions concerning the instability and suitability of the Euro as a single currency, recent volatility and price movements in the rate of exchange between the U.S. dollar and the Euro could adversely affect our business, results of operations and financings.
Concerns persist regarding the debt burden of certain Euro Area countries and their potential inability to meet their future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances in individual Euro Area countries, Brexit and recent volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Euro Area countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
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
Brexit, could adversely impact our business, results of operations and financial condition due to the resulting substantial uncertainty. Any impact of the Brexit vote depends on the terms of the U.K.’s withdrawal from the EU, which still need to be fully determined and could take several years to accomplish. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. Strengthening of the U.S. dollar relative to the U.K. Pound Sterling may adversely affect our results of operations, in a number of ways, including:

•
All of the rent payments under our leases are denominated in Euro or U.K. Pound Sterling. A significant portion of our operating expenses and borrowings are also transacted in local currency. We report our results of operations and consolidated financial information in U.S. dollars. As a result, to the extent we are unable to fully hedge our exchange rate exposure, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our business.

•
While we seek to mitigate the risk of fluctuations in currency exchange rates by utilizing hedging strategies to reduce the impact of exchange rates fluctuations on our income, we do not employ any hedging techniques on our Euro or U.K. Pound Sterling denominated assets, which fully exposes our asset values to exchange rate risk.

The U.K.’s withdrawal from the EU could result in a regional economic downturn, which could depress the demand for European commercial real estate. The U.K. also could lose access to the European Economic Area single market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the U.K. and other countries, which would negatively impact the demand for our properties located in the U.K. Additionally, we may face new regulations in the U.K. Compliance with any such regulations could be costly, negatively impacting our business, results of operations and financial condition. Further, the U.K.’s withdrawal from the EU could include changes to the U.K.’s border and immigration policy, which could negatively impact our Manager’s ability in the U.K. to recruit and retain employees to work in its U.K. based offices.
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
We have engaged our Manager to provide asset management and other services to us pursuant to a management agreement. Our ability to achieve our investment and business objectives and to make distributions to our stockholders depends in substantial part upon the performance of our Manager and its ability to provide us with asset management and other services. We are also dependent on other third party service providers to whom our Manager has delegated various responsibilities or engaged on our behalf. If for any reason our Manager or any other service provider is unable to perform such services at the level we require, our ability to replace our Manager or any other service provider is limited under the terms of our management agreement. For example, even if we were able to terminate our management agreement with our Manager, alternate service providers may not be readily available on acceptable terms or at all, which could adversely affect our performance and materially harm our ability to execute our business plan.

Our ability to terminate our management agreement with our Manager is limited and we may be required to pay our Manager a substantial termination fee in connection with a termination.
Prior to January 1, 2023, our management agreement with our Manager is only terminable by us for cause. During such period, we are unable to terminate our management agreement for any other reason, including if our Manager performs poorly or is unable to manage our company successfully. The term “cause” is limited to specific circumstances set forth in the management agreement. Termination for unsatisfactory financial performance does not constitute “cause” under our management agreement. Beginning January 1, 2023, the management agreement automatically renews for successive three-year terms unless we or our Manager elect (with at least six months prior notice) not to renew the management agreement. If we elect not to renew the management agreement, we will be required to pay a termination fee to our Manager equal to three times the amount of the base management fees earned by our Manager over the four most recent quarters immediately preceding the non-renewal. This termination fee increases the cost to us of terminating the management agreement, thereby potentially adversely affecting our willingness to terminate our Manager without cause.
Our limited termination rights under the management agreement increases our risk that our Manager may not perform well and our business could suffer. If at any time our Manager’s performance as our Manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement at such time, the market price of our common stock could be adversely affected. For additional information relating to the terms of the management agreement please refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data”.
Our incentive fee structure with our Manager could encourage our Manager to invest our assets in riskier investments.
Our Manager has the ability to earn incentive fees based on our total stockholder return exceeding a 10% cumulative annual hurdle rate, which may create an incentive for our Manager to invest in investments with higher yield potential, that are generally riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term net income and thereby increase our stock price and the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.
The provisions of our original management agreement were not determined on an arm’s length basis; therefore, we did not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The provisions of our original management agreement entered into at the time of the Spin-off were not determined on an arm’s length basis. As a result, the provisions of such agreement, including the amount of the management fees, were determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may have been in excess of amounts that we would otherwise have paid to third parties for such services. Although our amended and restated management agreement was negotiated and approved by an independent, special committee of our board of directors and in consultation with financial advisors, it is possible that we would have been able to negotiate more favorable management agreement terms with an unaffiliated third party if we were not already subject to the original management agreement.
In addition to the management fees we pay to our Manager, we reimburse our Manager for costs and expenses incurred on our behalf, including certain indirect personnel and employment costs of our Manager, which costs and expenses may be substantial.
We pay our Manager substantial fees for the services it provides to us and we also have an obligation to reimburse our Manager for direct costs and expenses it may incur and pay on our behalf. Subject to certain limitations and quarterly maximums, we are also obligated to reimburse our Manager for certain indirect costs, including our Manager’s personnel and employment costs for employees of our Manager who provide services to us, which prior to January 1, 2018 were provided by unaffiliated third parties, services such as accounting and treasury services, plus an amount equal to 20% of such employees’ costs to cover reasonable overhead charges with respect to such personnel. The costs and expenses our Manager incurs on our behalf, including such compensatory costs incurred by our Manager and its affiliates, may be substantial and there are conflicts of interest that could arise when our Manager makes allocation determinations. In addition, we expect to issue annual equity awards to our Manager’s employees under the terms of our management agreement. Our Manager could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make distributions to our stockholders.
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
In addition, our Manager may have additional managed companies or strategic vehicles that will compete directly with us for investment opportunities in the future. We adopted an investment allocation policy with our Manager that is intended to ensure that investments are allocated fairly and appropriately among us, our Manager, and our Manager’s other managed companies or strategic vehicles over time, but there is no assurance that our Manager will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Manager may consider include, among other factors, the following:

•	investment objectives, dedicated mandates, strategy and criteria;

•	current and future cash requirements and of the investment and the managed company;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each managed company;

•	anticipated cash flow of the investment to be acquired;

•	ramp-up or draw-down periods;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of a managed company or strategic vehicle, if applicable;

•	legal, regulatory or tax considerations, including any conditions of an exemptive order;

•	affiliate and/or related party considerations; and

•	whether a managed company or strategic vehicle has other sources of investment opportunities.
A dedicated mandate may cause some managed companies or strategic vehicles to have priority over other managed companies or strategic vehicles with respect to certain investments. If, after consideration of the relevant factors, our Manager determines that an investment is equally suitable for us and one of its clients or strategic vehicles, the investment will be allocated among each of the applicable entities, including us, on a rotating basis. Our Manager’s new managed companies or strategic vehicles, including us, will be initially added at the end of the rotation. If, after an investment has been allocated, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Manager’s investment professionals, more appropriate for a different entity to fund the investment, our Manager may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Manager may determine to allow more than one managed company or strategic vehicle to co-invest in a particular investment. Managed companies and strategic vehicles may have different allocation preferences. In addition, strategic vehicles may receive preference in the allocation of an investment opportunity that is initially presented to our Manager by the applicable strategic or joint venture partner. A dedicated mandate may cause a client to have priority over certain other clients with respect to investment opportunities.
Our Manager will allocate third-party acquisition costs incurred in connection with the selection, acquisition or origination of an investment to those managed companies or strategic vehicles that acquire or originate the investment. Such allocation will be made in accordance with each client’s allocation of the investment opportunity. If our Manager does not complete a proposed investment, it will allocate any third-party acquisition costs (Broken Deal Costs) incurred to date relating to the proposed investments, to those clients that would have acquired or originated the investment in accordance with the allocations set out in the applicable investment allocation. If our Manager does not complete an investment before making an investment allocation, it will allocate the Broken Deal Costs to the client or clients for which the investment opportunity was suitable. If there are multiple managed companies or strategic vehicles, such Broken Deal Costs will be allocated pro-rata.
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
In addition, under this policy, our Manager’s investment professionals may consider the investment objectives and anticipated pipeline of future investments of its managed companies or strategic vehicles. The decision of how any potential investment should be allocated among us and one of our Manager’s managed companies or strategic vehicles for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Manager. Pursuant to the investment allocation policy, our Manager may choose to allocate favorable investments to its other managed companies instead of to us. Our Manager’s investment allocation policy could produce unfavorable results for us that could harm our business.
Our Manager may encourage our use of third party service providers, including those in which our Manager owns an interest, for which we pay a fee. In addition, we may enter into principal transactions or cross transactions with our Manager’s other managed companies or strategic vehicles. In certain transactions our Manager may receive a fee from the managed company. There is no guaranty that any such transactions will be favorable to us. Because our interests and our Manager’s interests may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
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
There is a risk of investor influence over our company that may be adverse to our best interests and those of our other shareholders
Our Manager owned approximately 10.2% of the shares of our common stock, as of December 31, 2017. Pursuant to and subject to the terms of an ownership waiver and voting agreement that we provided our Manager at the time we entered into our amended and restated management agreement, we granted our Manager an ownership waiver allowing it to purchase up to 45% of the shares of our common stock; provided that to the extent our Manager owns more than 25% of our common stock (such shares owned by our Manager in excess of the 25% threshold, the “Excess Shares”), it will vote the Excess Shares in the same proportion that the remaining shares of the Company not owned by our Manager or its affiliates are voted. Moreover, two of our directors are currently employed by our Manager and under the terms of our management agreement, our Manager has the right, beginning with our 2018 annual stockholders’ meeting, to nominate one director (who is expected to be one of our current directors employed by our Manager) to our Board.
Our Manager’s current ownership of our common stock and its ability to significantly increase its ownership stake, together with the composition of our board of directors and the terms of our management agreement, may have the effect of making some transactions more difficult without our Manager’s support and can also have the effect of making certain transactions more likely if they are supported by our Manager even if they are not supported by the majority of our other stockholders. The interests of our Manager or any of its affiliates could conflict with or differ from our interests or the interests of the other holders of our common stock. For example, the large ownership stake held by our Manager (which ownership stake can be increased substantially) could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us and the other stockholders. Our Manager may also pursue acquisition opportunities for itself that could have been complementary to our business, and as a result, those acquisition opportunities may not be available to us. We do not believe that the terms of the ownership waiver and voting agreement can fully protect against these risks.
To the extent that our Manager owns a substantial portion of our outstanding shares, it would be able to exert significant influence over us, including:

•	the composition of our Board (in addition to its existing rights to nominate a director under the terms of our management agreement);

•	direction and policies, including the appointment and removal of officers;

•	the determination of incentive compensation, which may affect our ability to retain key employees;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing decisions and our capital raising activities;

•	the payment of dividends;

•	conduct in regulatory and legal proceedings; and

•	amendments to our charter and bylaws.
Our Manager’s professionals who perform services for us face competing demands relating to their time and conflicts of interests relating to performing services on our behalf, which may cause our operations to suffer.
We rely on our Manager’s professionals to perform services related to the operation of our business. Our Manager professionals performing services for us may also perform services for our Manager’s other managed companies or strategic vehicles. As a result of their interests in our Manager, other managed companies and the fact that they may engage in other business activities on behalf of others, these individuals may face conflicts of interest in allocating their time among us, our Manager and other managed companies or strategic vehicles and other business activities in which they are involved. In addition, certain management personnel performing services on behalf of our Manager own equity interests in our Manager or other managed companies and our Manager may grant additional equity interests in our Manager or other managed companies to such persons in connection with their continued services. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders or to maintain or increase the value of our portfolio.
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
Our executive officers are employees of our Manager and provide services to us solely in such capacity pursuant to our Manager’s obligations to us under the management agreement. We do not have employment agreements with any of our executive officers; however we are required, in certain instances, pursuant to the terms of our Management Agreement with our Manager, to reimburse our Manager for up to 50% of any severance payments paid to Mr. Nia. If the management agreement with our Manager were to be terminated, we would lose the services of all our executive officers and our Manager investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Manager, such individual would also no longer serve as one of our executive officers. Our Manager is an independent contractor and controls the activities of its employees, including our executive officers. Our executive officers therefore owe duties to our Manager and its stockholders, which may from time-to-time conflict with the duties they owe to us and our stockholders. In addition, our executive officers may also own equity in our Manager or its other managed companies. As a result, the loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities.
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
We have entered into a management agreement with our Manager, which governs our relationship with our Manager. Our Manager maintains a fiduciary relationship with us. Under the terms of the management agreement, and subject to applicable law, our Manager, its directors, officers, employees, partners, managers, members, controlling persons, and any other person or entity affiliated with our Manager are not liable to us or our subsidiaries for acts taken or omitted to be taken in accordance with and pursuant to the management agreement, except those resulting from acts of gross negligence, willful misfeasance or bad faith in the performance of our Manager’s duties under the management agreement. In addition, subject to applicable law, we have agreed to indemnify our Manager and each of its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with our Manager from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our Manager’s performance of its duties or obligations under the management agreement or otherwise as our manager, except where attributable to acts of gross negligence, willful misfeasance or bad faith in the performance of our Manager’s duties under the management agreement.
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
Approximately 95% of our in-place rental income is generated from office properties, which increases the likelihood that risks related to owning office properties will become more material to our business and results of operations.
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
Our business is also subject to extensive regulation by various non-U.S. regulators, including governments, central banks and other regulatory bodies, in the jurisdictions in which we make investments. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have a significant and adverse effect not only on our businesses in that market but also on our reputation generally.
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
Real estate investments are relatively illiquid. A variety of factors could make it difficult for us to dispose of any of our investments on acceptable terms even if a disposition is in the best interests of our stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have cash available to correct those defects or to make those improvements. Additionally, the Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
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
We may obtain only limited warranties when we purchase a property, which increases the risk that we could lose some or all of our invested capital in the property or rental income from the property if losses are incurred that are not covered by the limited warranties, which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to our stockholders.
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
We expect substantially all of our rental and escalation income to come from lease transactions, which may have longer terms than one year or renewal options that specify maximum rate increases. If we do not accurately judge the potential for increases in market rates, rental and escalation increases, the terms of our lease transactions may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease transactions or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not enter into lease agreements with longer terms or renewal options that specify maximum rates increase, which could have an adverse impact on our income and ability to make distributions to our stockholders.
We may enter into short term leases that are subject to heightened lease turnover risk or we may invest in single tenant properties or properties that are leased primarily to one tenant, which could negatively impact our ability to comply with financial covenants under our borrowings and could materially impact our income and distributions to our stockholders.
We may also enter into leases that are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for single tenant properties or our properties that are primarily leased to one tenant, such as certain of our French and Dutch properties and the Trianon Tower, lease expirations may impact our ability to comply with financial covenants under our borrowings. As a result, we could be subject to a sudden and material change in value of our portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to comply with or obtain relief from our financial covenants under the borrowings related to, or cross-collateralized with, the properties that are subject to these leases.
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
Additionally, the open market lease review process in certain jurisdictions can be a lengthy one and often results in resolution through arbitration. While the agreed rent level generally applies retroactively to the lease review date, this can be a lengthy and costly process.
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
Commercial leases are heavily regulated in some countries in which we operate. In France, the contractual conditions applying to commercial leases duration, renewal, rent and rent indexation are considered matters of public order (ordre public), and as such are heavily regulated to protect the tenant. The minimum duration of a commercial lease is nine years. The tenant has the right to terminate the lease at the end of every three-year period, unless contractually agreed otherwise for leases of premises to be used exclusively as office space. The tenant also has a right of renewal of the lease at the end of its initial period.
In addition, the tenant has a right to a review of the rent every three years and, unless otherwise agreed by the parties, upon renewal of the lease. The rent variation, however, is capped. In case of a review after a three-year period, or in case of a renewal (unless otherwise agreed by the parties), the variation of the rent cannot exceed the variation of the Commercial Rent Index (indice trimestriel des loyers commerciaux), or the Tertiary Activities Rent Index (indice trimestriel des loyers des activités tertiaires),which are published by the French National Institute of Statistics and Economic Studies (Institut national de la statistique et des études économiques), except in case of (i) a rent review after a three-year period where the rental value has considerably changed (i.e., increase or decrease by more than 10%), (ii) a renewal of a lease where either the features of the premises, the use of the premises, the obligations of the parties under the lease or local marketing factors were significantly modified, (iii) a renewal of a lease, the initial duration of which exceeded nine years or the effective duration of which exceeded twelve years and (iv) certain variable rent leases (such as leases including sales-based or revenue-based rent clauses). In addition, a rent increase for a given year cannot exceed 10% of the rent paid during the previous year. Consequently, we cannot freely raise rents of ongoing leases in France.
Furthermore, changes in the content, interpretation or enforcement of these laws and regulations could compromise some of the practices adopted by us in managing our property holdings and increase our costs for operating, maintaining and renovating our property holdings and adversely affect the valuation of such property holdings. In particular, changes to French law amended many provisions applicable to commercial leases in France, and more specifically:

•
replaced all references to the Construction Cost Index (indice national trimestriel mesurant le coût de la construction)with references to the Commercial Rent Index or the Tertiary Activities Rent Index in provisions of the French Code de commerce applicable to rent reviews and renewals of leases;

•
prohibited clauses restricting or excluding the tenant’s right to terminate the lease at the end of every three-year period, with the exception of leases of premises to be used exclusively as office space; and

•	imposed certain expenses, costs and taxes on the property owner.
In Germany, fixed-term lease agreements with a term exceeding one year can be terminated prior to their contractually agreed expiration date if certain formal requirements are not complied with. These include the requirement that there would be a document that contains all the material terms of the lease agreement, including all attachments and addenda and the signatures of all parties thereto. While the details of the applicable formal requirements are assessed differently by various German courts, most courts agree that such requirements are, in principle, strict. If any of our lease agreements would not satisfy the strict written form requirements, the respective lease agreement could be deemed to have been concluded for an indefinite term. Consequently, such lease agreement could be terminated one year after handover of the respective property to the tenant at the earliest, and at the beginning of a calendar quarter to the end of the following calendar quarter, which may result in a significantly shorter term of the lease. As a result, some of our tenants might attempt to invoke alleged non-compliance with these formal requirements in order to procure an early termination of their lease agreements or a renegotiation of the terms of such lease agreements to our disadvantage.
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
Bankruptcy laws vary across the different jurisdictions in Europe. In certain jurisdictions, a debtor or liquidator has the option to assume (continue) or reject (terminate) an unexpired lease. A debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed (continued) or rejected (terminated) as a whole. In France, if the debtor chooses to continue an unexpired commercial lease, but still fails to pay rent in connection with the occupancy after the bankruptcy procedure commencement order, we cannot legally request the termination of the lease before the end of a three-month period from the date of issue of the order relating to the bankruptcy procedure commencement.
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
We use a variety of financing sources, including mortgage notes, credit facilities and other term borrowings, as well as preferred equity. For example, as of March 8, 2018, we had $1.2 billion of borrowings outstanding.
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
Substantially all of our existing borrowings bear, and future borrowing may bear, interest at variable rates. As market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions and other factors beyond our control. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Our interest rate risk sensitive assets, liabilities and related derivatives are generally held for non-trading purposes. Based on our current portfolio, a hypothetical 100 basis point increase to the interest rate caps in the applicable benchmark (EURIBOR and GBP LIBOR) applied to our floating-rate liabilities and related derivatives would result in an increase in net interest expense of approximately $7.0 million.
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
Our borrowings may restrict our ability to incur additional indebtedness, such as under our Credit Facility, which includes financial maintenance covenants and non-financial covenants. Breach of any such covenants would block additional borrowings under the facility. Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments and could negatively affect our liquidity, which could materially and adversely affect our business. Inability to borrow could also prevent us from making distributions to our stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
As of December 31, 2017, our real estate portfolio had $1.2 billion of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to our stockholders and to repay all maturing borrowings. This may entitle secured creditors to exercise their rights under their credit documentation which may include an acceleration of their claims and a foreclosure of security. The rights of secured creditors will be jurisdiction specific, but in the United Kingdom, for example, this may include the appointment of a receiver pursuant to the Law of Property Act 1925 or under the terms of the security document who, in the latter case, will be entitled to take possession and control of the relevant secured properties subject to the mortgage and to exercise a power of sale of a property in order discharge the secured indebtedness. This creates a risk that the proceeds will be insufficient to provide us with any equity in those properties. Alternatively, certain secured creditors may have the right to appoint an administrator with respect to the property investments held by a company incorporated in the United Kingdom. An administrator is an officer of the court who will take possession, custody and control of the relevant company’s assets and undertakings and is able to exercise legislative powers that include a power of sale. The appointment of an administrator may similarly create a risk that the proceeds of realization of our assets in an administration will be insufficient to provide us with any equity in those properties or surplus proceeds.
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
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates and change in foreign currency exchange rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising or foreign currency exchange rates are unfavorable and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, not guaranteed by an exchange or its clearing house, or are less regulated by foreign or U.S. governmental authorities than exchange traded instruments. Consequently, there are no regulatory or statutory requirements with respect to recordkeeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we may enter into a hedging transaction will most likely result in a default. Default by a party with whom we may enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Refer to the below risk factor “- Risks Related to Regulatory Matters and Our REIT Tax Status” - The direct or indirect effects of the continuing implementation and enforcements by regulations of the Dodd-Frank Act, originally enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.

Risks Related to Our Company
We may be subject to the actions of activist stockholders.
We may be the subject of increased activity by activist stockholders as stockholder activism generally is increasing. Responding to stockholder activism can be costly and time-consuming, create conflicts with our manager, disrupt our operations and divert the attention of our manager from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected.
Failure of NorthStar Realty, a subsidiary of Colony NorthStar, to effectively perform its obligations to us could have an adverse effect on our business and performance.
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
We rely on our Manager for the performance of our information technology functions and our Manager’s failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
All of our information technology functions and data are maintained on our Manager’s systems and we are therefore we are dependent on the effectiveness of our Manager’s information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and our data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus, worm, or natural disaster or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. Such security incidents also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the EU adopted a new regulation that becomes effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Our reputation could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability. In addition, our Manager is dependent on information technology systems provided by other parties upon which it does not have control thus the performance of such systems may be affected due to failures or other information security events originating at suppliers or vendors (so called “fourth party risk”). We and our Manager may not be able to effectively monitor or mitigate fourth-party risk.
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
We are migrating to a new accounting system and, if this new system proves ineffective or we experience difficulties with the migration, we may be unable to timely or accurately prepare financial reports.
We are in the process of migrating our accounting systems. Any problems or delays associated with the implementation of our accounting platform or the failure to complete such implementation on a timely basis could adversely affect our ability to report financial information as our company grows, including the filing of our quarterly or annual reports with the SEC on a timely and accurate basis. After converting from prior systems and processes, we may discover data integrity problems or other issues that, if not corrected, could impact our business or financial results.

We believe cash available for distribution, or CAD and NOI, each a non-GAAP measure, provide meaningful indicators of our operating performance, however, CAD and NOI should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as indicators of operating performance.
Our management uses CAD and NOI, each a non-GAAP measure, to evaluate our profitability and our board of directors considers CAD and NOI in determining our quarterly cash distributions.
We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items. We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items, including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) on derivatives and others; realized gain (loss) on sales and other (excluding accelerated amortization related to sales of investments); impairment on depreciable property; non-recurring bad debt expense; acquisition gains or losses; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise.
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
As our entire portfolio is based in Europe, our management calculates European Public Real Estate Association net asset value, or EPRA NAV, a non-GAAP measure, to compare our balance sheet to other European real estate companies and believes that disclosing EPRA NAV provides investors with a meaningful measure of our net asset value. Our calculation of EPRA NAV is derived from our U.S. GAAP balance sheet with adjustments reflecting our interpretation of EPRA’s best practices recommendations. Accordingly, our calculation of EPRA NAV may be different from how other European real estate companies calculate EPRA NAV, which utilize International Financial Reporting Standards (“IFRS”) to prepare their balance sheet. EPRA NAV makes adjustments to net assets as determined in accordance with U.S. GAAP in order to provide our stockholders a measure of fair value of our assets and liabilities with a long-term investment strategy. This performance measure excludes assets and liabilities that are not expected to materialize in normal circumstances. EPRA NAV includes the revaluation of investment properties and excludes the fair value of financial instruments that we intend to hold to maturity, deferred tax and goodwill that resulted from deferred tax. All other assets, including real property and investments reported at cost are adjusted to fair value based upon an independent third party valuation conducted in December and June of each year. This measure should not be considered as an alternative to measuring our net assets in accordance with U.S. GAAP.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of our assets, establishing provision for losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. In addition, the value of the assets in our portfolio may differ from our estimates. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
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
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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
The direct or indirect effects of the continuing implementation and enforcement by regulators of the Dodd-Frank Act, originally enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provided for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements for certain uncleared swaps. The U.S. Commodity Futures Trading Commission has finalized the majority of the requirements that are to take effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. The full potential impact of the Dodd-Frank Act on our interest rate hedging activities has been in part mitigated by our ability in some instances to rely on exemptions from certain requirements that are available for swaps used for commercial hedging activities (including exemptions from the exchange trading, mandatory clearing and margin requirements). Nonetheless, our counterparties typically cannot rely on these exemptions for their broader business, and this can result in increased costs or lower liquidity for their customers, thus potentially limiting our ability to hedge. In addition, regulators continue to implement and/or revise other Dodd-Frank Act rules and regulations, and market practices related to the implementation of Dodd-Frank Act requirements in practice continue to develop, and thus the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
If NorthStar Realty, a subsidiary of Colony NorthStar, failed to qualify as a REIT in its 2015 taxable year, we would be prevented from electing to qualify as a REIT.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules governing the taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminates or restrictions various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to tax rules that do not affect REITs directly, but may affect our stockholders and may indirectly affect us.
While the changes in the Tax Cuts and Jobs Act generally are favorable with respect to REITs, the extensive changes to the non-REIT provisions of the Internal Revenue Code may have unanticipated impacts on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short period of time without hearings and substantial time for review is likely to have led to drafting errors, issues requiring clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will be able to issue administrative guidance on the changes made in the Tax Cuts and Jobs Act. Investors are urged to consult their tax advisors with respect to the status of the Tax Cuts and Jobs Act and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
We may be subject to the REIT prohibited transactions tax as a result of executing on our capital recycling plan, which could result in a significant U.S. federal income tax liability to us.
We have disposed of certain non-strategic assets in conjunction with our capital recycling plan. A REIT will incur a 100% tax on the net income from prohibited transactions. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that any dispositions of our assets pursuant to our capital recycling plan should not be treated as prohibited transactions, and although we intend to conduct our operations so that we will not be treated as holding our properties for sale, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances and we have not sought and do not intend to seek, a ruling from the IRS on that issue. Accordingly, we cannot assure you that the IRS would not successfully assert a contrary position with respect to our dispositions. If all or a significant portion of our dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our results of operations.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
We may make taxable distributions that are payable in cash and our common stock. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. If we made a taxable distribution payable in cash and our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells our common stock that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the distribution, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in our common stock. If we made a taxable distribution payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common stock.

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
Distributions paid by REITs are generally taxed at a higher rate than other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Beginning in 2018, under the Tax Cuts and Jobs Act, distributions paid by REITs will generally benefit from a 20% deduction, resulting in a maximum federal income tax rate of 29.6%, rather than the preferential 20% rate applicable to qualified dividends. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate distributions, combined with reduced corporate tax rates provided by the Tax Cuts and Jobs Act, could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties are part of our real estate equity segment and are described under Part I. Item 1. “Business - Our Investments” and Part II Item 8. “Financial Statements and Supplementary Data - Schedule III - Real Estate and Accumulated Depreciation” of this Annual Report.
Item 3. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 12, “Commitments and Contingencies” in Part II, Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information
Our common stock is listed on the New York Stock Exchange, or NYSE under the symbol “NRE.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and our dividends declared on common stock, on a per share basis with respect to the periods indicated:

		Stock Price
Period	Dividend Declaration Date	High	Low	Close	Dividends Per Share
2017
Fourth Quarter(1)	March 7, 2018	$14.70	$12.80	$13.83	$0.15
Third Quarter	November 6, 2017	$13.10	$12.16	$12.64	$0.15
Second Quarter	August 2, 2017	$13.00	$11.15	$12.08	$0.15
First Quarter	May 1, 2017	$12.88	$11.38	$12.09	$0.15
2016
Fourth Quarter	March 1, 2017	$13.04	$9.39	$10.96	$0.15
Third Quarter	November 1, 2016	$11.30	$8.50	$9.81	$0.15
Second Quarter	August 3, 2016	$12.17	$8.71	$11.21	$0.15
First Quarter	May 10, 2016	$11.93	$7.81	$11.36	$0.15
____________________

(1)
On March 7, 2018, we declared a dividend of $0.15 per share of common stock. This dividend is expected to be paid on March 23, 2018 to stockholders of record as of the close of business on March 19, 2018.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On March 8, 2018, the closing sales price for our common stock, as reported on the NYSE, was $10.39. As of March 8, 2018, there were 3,339 record holders of our common stock and 55,410,367 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
In 2016, we repurchased approximately $272 million of the Senior Notes, at a slight discount to par value, through privately negotiated transactions. In December 2016, we settled the remaining Senior Notes in cash at maturity.
Purchases of Equity Securities by the Issuer
None.

Purchases of Equity Securities by Affiliated Purchasers
The following table sets forth all purchases made by or on behalf of any affiliated purchaser, as defined in Rule10b-18(a)(3) under the Exchange Act, of shares of our common stock during the three months ended December 31, 2017:

Period(1)(2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1-November 30	636,092	$14.43	—	$—
December 1-December 31	62,220	$14.54	—	$—
__________________
(1)    All shares purchases were open market purchases made by an affiliate of our Manager.
(2)    There were no purchasers made by affiliated purchasers during October 2017.

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
The selected historical consolidated information presented for the five years ended December 31, 2017, other than non-GAAP financial measures which are unaudited, relates to our operations and has been derived from our audited consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form S-11/A (SEC No. 333-205440) filed with the SEC on October 9, 2015.

•	The consolidated financial statements for the years ended December 31, 2017 and 2016 represent our results of operations following the Spin-off.

•
The consolidated financial statements for the year ended December 31, 2015 represent: (i) our results of operations following the Spin-off which represents two months of activity as a stand-alone company; and (ii) our results of operations of the business activities related to the launch of the European real estate business and the acquisition of our European portfolios, or the European Real Estate Business, for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015.

•
The combined consolidated financial statements for the period from January 1, 2014 to September 15, 2014 represents (i) results of operations of activity related to the ownership period of a third party prior to acquisition of our first investment on September 15, 2014, or the Prior Owner Period; and (ii) an allocation of costs related to the launch of the European Real Estate Business. The combined consolidated financial statements for the period from September 16, 2014 to December 31, 2014 represents: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us.

•
The combined consolidated financial statements for the year ended December 31, 2013 represents: (i) the Prior Owner Period results of operations, which represents the ownership period of a third party; and (ii) an allocation of costs related to the launch of the European Real Estate Business.

	NorthStar Europe Period				Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2017	2016	2015	2014	2014	2013
	(Dollars in thousands, except per share and dividend data)
Operating Data:
Rental income	$105,349	$124,321	$101,023	$1,740	$4,455	$6,300
Escalation income	21,625	25,173	18,822	982	2,707	3,569
Total expenses	171,905	226,166	258,002	35,332	13,569	12,163
Net income (loss)	(30,333)	(62,502)	(144,143)	(33,906)	(3,007)	1,633
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	(31,125)	(61,753)	(143,136)	(33,630)	(3,007)	1,633
Earnings (loss) per share:
Basic	$(0.57)	$(1.07)	$(2.30)	$(0.53)	$(0.05)	$0.03
Diluted	$(0.57)	$(1.07)	$(2.30)	$(0.53)	$(0.05)	$0.03
Dividends per share of common stock	$0.60	$0.60	$0.30	N/A	N/A	N/A

	NorthStar Europe Period				Prior Owner Period
	December 31,				December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$64,665	$66,308	$283,844	$2,100	$1,350
Operating real estate, net	1,511,534	1,550,847	2,085,157	54,896	59,201
Total assets	1,940,917	1,845,392	2,683,050	160,271	90,951
Total borrowings	1,223,443	1,149,119	1,758,408	75,910	47,895
Total liabilities	1,314,580	1,243,875	1,885,739	80,197	67,367
Redeemable non-controlling interest	1,992	1,610	1,569	—	—
Total equity	624,345	599,907	795,742	80,074	23,584

	NorthStar Europe Period				Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2017	2016	2015	2014	2014	2013
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$25,172	$28,130	$(50,180)	$(34,222)	$(2,681)	$7,245
Investing activities	84,492	391,624	(1,900,532)	(149,403)	(2,307)	(7,263)
Financing activities	(119,571)	(630,856)	2,231,566	188,408	(46)	(656)
Effect of foreign currency translation on cash and cash equivalents	8,264	(6,434)	890	(2,683)	3,722	545

	NorthStar Europe Period				Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,	Year Ended December 31,
	2017	2016	2015(2)	2014	2014	2013
	(Dollars in thousands, except per share and dividend data)
Non-GAAP Financial Measures:(1)
CAD	$49,549	$52,118	$13,941	N/A	N/A	N/A
NOI	$99,470	$119,079	$68,356	N/A	N/A	N/A
__________________

(1)
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for details on the calculation of CAD and NOI including a reconciliation of CAD and NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

(2)	Represents CAD for the three months ended December 31, 2015 and NOI for the six months ended December 31, 2015. We began disclosing CAD in the fourth quarter 2015 and NOI in the third quarter 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II. Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I. Item 1A “Risk Factors” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Mergers, NSAM changed its name to Colony NorthStar, Inc.
Summary of Business
Our primary business line is investing in European real estate. We are predominantly focused on prime office properties in key cities within Germany, the United Kingdom and France.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our properties and interest income from our preferred equity investment. Our income is primarily derived through the difference between the revenue and the operating and financing expenses of our investments. We may also continue to acquire investments that generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate cash available for distribution, or CAD, and NOI, as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The European economy grew at its fastest rate in a decade during 2017, with Gross Domestic Product, or GDP, growing by 2.5% in both the European Union, EU, and the Euro Area. The region’s robust economic performance was underpinned by strong global economic growth driving European exports, fueling corporate profits and resulting in an increase in overall confidence and investment levels. Unemployment in the EU continued to fall, reaching 7.3% in December 2017, down from 8.2% a year earlier and the lowest level recorded since October 2008.
In February 2018, the European Commission, or EC, revised its 2018 GDP forecast for the Euro Area up by 0.2% to 2.3% citing continued strength in domestic demand and investment levels. The 2019 Euro Area outlook has also been revised upwards to 2.0%, 0.1% above the November forecast.
This stronger than anticipated economic growth resulted in the European Central Bank, or ECB, signaling its intention to begin tapering while citing that, any tightening of monetary policy is likely to be gradual and subject to ongoing review based on the future economic performance and inflation outlook of the region. On March 8, 2018, the ECB announced its decision to maintain interest rates at zero percent and confirmed its intention to continue with its asset purchase program of €30 billion per month through September 2018, and beyond if necessary. The ECB’s expectations are that inflation, which stood at 1.3% in January 2018, will remain below its target of just under 2% through 2019.
Following the Dutch, German and French elections last year, geopolitical uncertainty in the region appears to have receded. However, the prominence of certain Eurosceptic parties in the recent Italian parliamentary elections suggests that the risk of further geopolitical tremors in the region may not have completely disappeared.
In contrast with the overall European economy, the U.K. economy began to slow in 2017, posting 0.5% growth during the fourth quarter, and 1.8% for the full year 2017, as uncertainty associated with Brexit weighed on business sentiment and investment while elevated levels of inflation due to a weaker U.K. Pound Sterling eroded real incomes and began to dampen consumer demand. The EC forecasts the U.K. economy to grow by 1.4% and 1.1% in 2018 and 2019, respectively. On November 2, 2017 the Bank of England, or BOE, raised the U.K. base interest rate from 0.25% to 0.5%, the first interest rate rise in a decade, in an effort to contain inflation which stood at 3.1% in the year to December, well above the BOE’s stated target of 2.0%. The BOE signaled that any further increases were likely to be at a gradual pace and limited in number. This cautious tone is reflective of the outlook for the U.K. economy which, despite its relatively resilient performance since the referendum, remains uncertain and likely to be dependent on the duration and perceived outcome of ongoing Brexit negotiations.
European commercial real estate investment volume totaled €89 billion in the fourth quarter of 2017 and €291 billion in the full year 2017, 11% above its 2016 level. Office remained the most sought after asset class in Europe, representing approximately 40% of the total 2017 transaction volume. Prime property yields in most asset classes and markets were stable during the fourth quarter and continue to remain at a significant premium to sovereign yields.
Strong office occupier demand (10% year on year growth in take up) coupled with modest supply across all major European markets continued to place downward pressure on vacancy throughout 2017, which during the fourth quarter decreased to their lowest levels since 2008. These robust occupational markets coupled with higher level of inflation continued to place upward pressure on rents.
Driven by strong demand for office properties, which represented more than 50% of the total transaction volume during the year, German real estate investment reached €57.4 billion in 2017 (€18 billion in the fourth quarter), 9% above 2016 and the second highest level after 2007. Take up across the top 6 German cities increased by 11% year over year that coupled with constrained office supply created positive pressure on rents that rose 3.4% year over year in 2017.
Total U.K. investment volume reached £16.4 billion in the fourth quarter and £63.3 billion during 2017, a 20% increase on 2016 investment volume. Central London office investment volume totaled £3.5 billion in the fourth quarter of 2017, bringing the year-end total to £16.4 billion, 26% higher than 2016 and the fourth highest annual total on record. Take-up in Central London was 15% ahead of 2016 with flexible workplace providers accounting for more than 21% of all leasing volumes in 2017.
Driven by a number of large transactions completed during the fourth quarter, French investment volume was €12 billion in the fourth quarter 2017, 9% above the same period last year. Total 2017 investment volume was 27 billion, 5% below 2016 due in part to the ongoing shortage of high quality stock. The Paris occupational market remains robust with the Class A vacancy rate reaching a five year low in December 2017, and placing upward pressure on rents.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
For recent accounting pronouncements that may potentially impact our business, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Results of Operations
The following presents a summary of our activity for the years ended December 31, 2017, 2016 and 2015:

•
Year ended December 31, 2017 represents our results of operations which includes the disposal of six assets for net proceeds of $132.5 million and our preferred equity investment of $35.3 million (£26.2 million).

•
Year ended December 31, 2016 represents our results of operations for the first full year of activity as a stand-alone company. During 2016, we disposed of 18 assets for net proceeds of $406.9 million.

•
Year ended December 31, 2015 represents: (i) our results of operations following the Spin-off and two months of activity as a stand-alone company; and (ii) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015. We acquired 49 assets across nine countries in April 2015 and Trianon Tower in July 2015. In December 2015, we disposed of three assets for net proceeds of $21.0 million.

Comparison of the Year Ended December 31, 2017 to December 31, 2016 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$105,349	$124,321	$(18,972)	(15)%
Escalation income	21,625	25,173	(3,548)	(14)%
Interest income	1,706	—	1,706	100%
Other income	1,243	1,721	(478)	(28)%
Total revenues	129,923	151,215	(21,292)	(14)%
Expenses
Properties - operating expenses	31,119	35,892	(4,773)	(13)%
Interest expense	25,844	41,439	(15,595)	(38)%
Transaction costs	6,117	2,610	3,507	134%
Impairment losses	—	27,468	(27,468)	(100)%
Management fee, related party	14,408	14,068	340	2%
Other expenses	9,251	12,376	(3,125)	(25)%
General and administrative expenses	7,384	8,077	(693)	(9)%
Compensation expense	23,768	19,257	4,511	23%
Depreciation and amortization	54,014	64,979	(10,965)	(17)%
Total expenses	171,905	226,166	(54,261)	(24)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(12,863)	(11,257)	(1,606)	14%
Realized gain (loss) on sales and other	22,367	26,448	(4,081)	(15)%
Income (loss) before income tax benefit (expense)	(32,478)	(59,760)	27,282	(46)%
Income tax benefit (expense)	2,145	(2,742)	4,887	N/A
Net income (loss)	$(30,333)	$(62,502)	$32,169	(51)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $19.0 million, primarily due to the disposal of 24 properties during 2017 and 2016.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $3.5 million, primarily due to the disposal of 24 properties during 2017 and 2016 and the timing of certain recoverable expenses. There is a corresponding decrease in properties - operating expenses and a majority of these costs are recovered from our tenants.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.

Other Income
Other income is principally related to lease surrender premiums, insurance refunds and termination fees in our real estate equity segment. Other income for the year ended December 31, 2017 predominantly represents lease surrender premium payments. Other income for the year ended December 31, 2016 represents early termination of two tenants whose spaces were subsequently re-let.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $4.8 million due to the disposal of 24 properties during 2017 and 2016 partially offset by a straight-line rent write-off related to an early tenant termination at Portman Square in connection with the Invesco expansion. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.
Interest Expense
Interest expense decreased $15.6 million due to the disposal of 24 properties during 2017 and 2016 and corresponding repayments of certain mortgage notes and due to the refinancing of certain mortgage notes in our real estate equity segment in the third quarter 2017 and the repayment of our senior stock-settlable notes in our corporate segment in 2016.
Transaction Costs
Transaction costs for the year ended December 31, 2017 were primarily related to costs associated with amending the management agreement in our corporate segment and other acquisition costs in our preferred equity segment. In addition, a transaction fee was paid to a third party and reimbursed in total by the entity that originated our preferred equity investment resulting in no impact to transaction costs. Transaction costs for the year ended December 31, 2016 were primarily related to costs associated with exploring potential transactions and the Mergers in our corporate segment.
Impairment losses
Impairment losses for the year ended December 31, 2016 related to impairment of one of our held-for-sale assets in our real estate equity segment, which sold in 2016 for less than the initial carrying value. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $3.1 million is due to the disposal of 24 properties during 2017 and 2016 partially offset by one time fees associated with the termination of certain third-party property accountants.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees and other corporate expenses are incurred in our corporate segment. For the year ended December 31, 2017, our Manager did not allocate any general and administrative expenses to us. For the year ended December 31, 2016, our Manager allocated $0.2 million.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The increase for the year ended December 31, 2017, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data” for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 24 properties during 2017 and 2016 in our real estate equity segment partially, offset by the write-off of intangibles due to lease terminations in the third quarter 2017.

Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the strengthened Euro against the U.S. dollar. The decrease in the loss related to the interest rate caps in our real estate equity segment is due to the movement in European interest rate in 2017 compared to 2016.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(2,726)	$—	$(2,726)	$(14,936)	$—	$(14,936)
Foreign currency forwards	—	(10,340)	(10,340)	—	4,653	4,653
Foreign currency remeasurement and other	16	187	203	(104)	(870)	(974)
Total unrealized gain (loss) on derivatives and other	$(2,710)	$(10,153)	$(12,863)	$(15,040)	$3,783	$(11,257)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$23,172	$—	$23,172	$18,596	$—	$18,596
Foreign currency transactions(2)	(1,421)	22	(1,399)	15,957	—	15,957
Other(3)	(385)	—	(385)	(2,534)	(4,784)	(7,318)
Net cash payments (receipts) on derivatives	—	979	979	—	(787)	(787)
Total realized gain (loss) on sales and other	$21,366	$1,001	$22,367	$32,019	$(5,571)	$26,448
_____________

(1)	Excludes subsequent sale costs relating to 2016 sales and escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $(1.4) million and $17.7 million for the years ended December 31, 2017 and 2016, respectively, relating to the reclassification of the currency translation adjustment from a component of accumulated other comprehensive income, or OCI, to realized gain due to the sale of certain real estate assets.

(3)
Includes the write-off of deferred financing costs due to the repayment of certain mortgage and other notes payable and subsequent costs relating to 2016 sales offset by the release of certain escrow arrangements for specific indemnification obligations in relation to the sales.

Income Tax Benefit (Expense)
The income tax expense for the years ended December 31, 2017 represents a net benefit of $2.1 million related to our real estate equity segment. The income tax expense for the years ended December 31, 2016 represents a net expense of $2.7 million primarily related to the capital gain on the sale of real estate investments in our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which represents 25 properties (323,230 square meters) and excludes properties that were acquired or sold at any time during the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Same Store(3)
	Three Months Ended December 31,		Increase (Decrease)
	2017	2016(1)	Amount	%
Occupancy (end of period)	86.1%	83.2%
Same store
Rental income(2)	$26,159	$24,825	$1,334
Escalation income	5,143	5,223	(80)
Other income	535	924	(389)
Total revenues	31,837	30,972	865	2.8%
Utilities	2,240	1,369	871
Real estate taxes and insurance	1,188	1,531	(343)
Management fees	512	822	(310)
Repairs and maintenance	2,531	3,425	(894)
Ground rent(2)	200	182	18
Straight-line rent write-off	850	—	850
Other	500	903	(403)
Properties - operating expenses	8,021	8,232	(211)	(2.6)%
Same store net operating income	$23,816	$22,740	$1,076	4.7%
__________________

(1)	Three months ended December 31, 2016 is translated using the average exchange rate for the three months ended December 31, 2017.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)
We believe same store net operating income, a non-GAAP metric, is a useful metric of the operating performance as it reflects the operating performance of the real estate portfolio excluding effects of non-cash adjustments and provides a better measure of operational performance for a quarter-over-quarter comparison. Same store net operating income is presented for the same store portfolio, which represents all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer below for a reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Same Store Revenue
Same store rental income increased driven primarily by recent leasing activity and rent reviews completed during the year including Deutsche Bundesbank commencing occupation in the Trianon Tower (completed in January 2018). Same store other income decreased due to one-time early termination premiums in the fourth quarter of 2016.
Same Store Expense
Same store properties - operating expenses decreased due to lower repairs and maintenance partially offset by the timing of certain recoverable expenses and a straight-line rent write-off related to an early tenant termination at Portman Square in connection with the Invesco expansion.

Reconciliation of Net Income to Same Store
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended December 31,
	2017	2016
Net income (loss)	$2,537	$13,902
Corporate segment net (income) loss(1)	13,917	10,461
Other (income) loss(2)	8,416	(430)
Net operating income	24,870	23,933
Sale of real estate investments and other(3)	(349)	(1,193)	(5)
Interest income(4)	(705)	—
Same store net operating income	$23,816	$22,740
__________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes depreciation and amortization expense, unrealized loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Represents the impact of assets sold during the period.

(4)	Represents interest income earned in the preferred equity segment.

(5)	Three months ended December 31, 2016 is translated using the average exchange rate for the three months ended December 31, 2017.
Comparison of the Year Ended December 31, 2016 to December 31, 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Rental income	$124,321	$101,023	$23,298	23%
Escalation income	25,173	18,822	6,351	34%
Other income	1,721	694	1,027	148%
Total revenues	151,215	120,539	30,676	25%
Expenses
Properties - operating expenses	35,892	26,559	9,333	35%
Interest expense	41,439	36,129	5,310	15%
Transaction costs	2,610	120,101	(117,491)	(98)%
Impairment losses	27,468	1,710	25,758	1,506%
Management fee, related party	14,068	2,333	11,735	503%
Other expenses	12,376	10,535	1,841	17%
General and administrative expenses	8,077	3,502	4,575	131%
Compensation expense	19,257	850	18,407	2,166%
Depreciation and amortization	64,979	56,283	8,696	15%
Total expenses	226,166	258,002	(31,836)	(12)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(11,257)	(8,731)	(2,526)	29%
Realized gain (loss) on sales and other	26,448	1,376	25,072	1,822%
Income (loss) before income tax benefit (expense)	(59,760)	(144,818)	85,058	(59)%
Income tax benefit (expense)	(2,742)	675	(3,417)	N/A
Net income (loss)	$(62,502)	$(144,143)	$81,641	(57)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income increased $23.3 million, primarily due to 2016 being the first full year since acquisition and leases signed in 2016 partially offset by the disposal of 18 properties during 2016 and the vacancy of a tenant in the Trianon Tower in the fourth quarter 2016. For the year ended December 31, 2016, 27,000 square meters of leases were signed and renegotiated in our real estate equity segment generating a revenue increase of $5 million.

Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income increased $6.4 million, primarily due to 2016 being the first full year since acquisition, leases signed in 2016 resulting in higher recoverability partially offset by the disposal of 18 properties during 2016. There is a corresponding increase in properties operating expenses and a majority of these costs are recoverable from the tenants.
Other Income
Other income is principally related to lease termination fees in our real estate equity segment. Other revenue increased for the year ended December 31, 2016 due to the early termination of two tenants whose spaces were subsequently re-let.
Expenses
Properties - Operating Expenses
Properties - operating expenses increased $9.3 million due to 2016 being the first full year of since acquisition partially offset by the disposal of 18 properties during 2016. There is a corresponding increase in escalation income and a majority of these costs are recovered from our tenants.
Interest Expense
Interest expense increased $5.3 million due to 2016 being the first full year since acquisition and financing partially offset by the disposal of 18 properties during 2016 and the refinancing of certain mortgage notes in our real estate equity segment.
Transaction Costs
Transaction costs for the year ended December 31, 2016 primarily relate to costs associated with exploring potential transactions in our real estate equity segment and costs related to the Mergers in our corporate segment. Transaction costs for the year ended December 31, 2015 primarily represented expenses such as real estate transfer tax and professional fees related to the acquisitions in 2015 in our real estate equity segment and the Spin-off in our corporate segment.
Impairment losses
Impairment losses for the year ended December 31, 2016 related to impairment of one of our held-for-sale assets in our real estate equity segment, which sold for less than the initial carrying value subsequent to quarter ended June 30, 2016. The initial carrying value was based on the initial purchase price allocation of the asset, which utilized different assumptions than the December 31, 2015 year end independent valuation, primarily being a longer holding period. The sale price of the asset was in line with the December 31, 2015 year end independent valuation. Impairment losses for the year ended December 31, 2015 relates to impairment of goodwill on one reporting unit which management deemed to be impaired in our real estate equity segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Parties Arrangements” below for more information). The management contract with our Manager commenced on November 1, 2015.
Other Expenses
Other expenses primarily represent third-party service provider fees such as audit and legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The increase for the year ended December 31, 2016 is due to the full year impact of owning and managing the properties acquired in 2015.
General and Administrative Expenses
General and administrative expenses are principally incurred in our corporate segment. The year ended December 31, 2016 represented a full year of operating as a stand-alone company, which included professional fees such as audit, internal audit, legal and other public company costs and includes an allocation of general and administrative expenses from our Manager of $0.2 million. The year ended December 31, 2015 primarily represent an allocation of certain costs and expenses related to activities for the launch of our European Real Estate Business prior to the Spin-off.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and performance equity-based based awards in our corporate segment. We began to incur compensation expense upon the Spin-off in November 2015. The year ended December 31, 2016 changes do not take into account the impact of the vesting as a result of the Mergers (refer to Item 8 “Compensation Expense” for more information).

Depreciation and Amortization
Depreciation and amortization expense increased due to 2016 being the first full year of ownership partially offset by the disposals of 18 properties during 2016 and assets being reclassified into held for sale in our real estate equity segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value of derivative instruments. The increase in the foreign currency forwards was decreased by the strengthened U.S. dollar against the U.K. Pound Sterling and the Euro. The decrease on the interest rate caps relates to the movement in European interests rates.
The following table presents a summary of unrealized gain (loss) on investments and other for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
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

	Years Ended December 31,
	2016			2015
	Real Estate	Corporate	Total	Real Estate	Corporate	Total
Sale of real estate investments(1)	$18,596	$—	$18,596	$5,962	$—	$5,962
Foreign currency transactions(2)	15,957	—	15,957	297	—	297
Other(3)	(2,534)	(4,784)	(7,318)	(4,883)	—	(4,883)
Net cash payments on derivatives	—	(787)	(787)	—	—	—
Total realized gain (loss)	$32,019	$(5,571)	$26,448	$1,376	$—	$1,376
_____________

(1)	Excludes escrow arrangements entered into for specific warranties in relation to the sales.

(2)
Includes $17.7 million relating to the reclassification of the currency translation adjustment from a component of accumulated OCI to realized gain (losses) due to the sale of certain real estate assets, offset by the realized loss on the repayment of the intercompany loans in different currencies.

(3)
Includes the write-off of deferred financing costs due to the repayment of certain mortgage and other notes payable in the real estate equity segment and our senior stock-settlable notes repurchases in the corporate segment.

Income Tax Benefit (Expense)
The income tax expense for the year ended December 31, 2016 represents a net expense of $2.7 million primarily related to the capital gain on the sale of real estate investments in our real estate equity segment. The income tax benefit for the year ended December 31, 2015 represents a net benefit of $0.7 million primarily related to deferred tax benefits in our real estate equity segment.
Liquidity and Capital Resources
Our financing strategy is to employ investment-level financing to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders through a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities. In addition to investment-specific financings, we may use and have used credit facilities and repaid facilities on a shorter term basis and public and private, secured and unsecured debt issuances on a longer term basis. Our current primary liquidity needs are to fund:

•	our operating expenses and investment activities;

•	acquisitions of our target assets and related ongoing commitments;

•	capital improvements

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	income tax liabilities of taxable REIT subsidiaries and we are subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash flow generated from our investments, both from operations and return of capital

•	net proceeds from asset disposals;

•	financings secured by our assets such as mortgage notes, longer term senior and subordinate corporate capital such as revolving credit facilities; and

•	cash on hand.
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
As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. On a quarterly basis, our Board determines an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
In November 2015, our Board authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of our outstanding common stock through November 2017. In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. For the year ended December 31, 2017, we did not repurchase any shares of our common stock. For the year ended December 31, 2016, we repurchased 5.7 million shares of our common stock for approximately $58.6 million. For the year ended December 31, 2015, we repurchased 3.6 million shares of our common stock for approximately $41.4 million. From the original authorization in November 2015 through December 31, 2017, we repurchased 9.3 million shares of its common stock for approximately $100.0 million.
In April 2017, we amended and restated our revolving credit facility, or Credit Facility, with a commitment of $35 million and with an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
In June 2017, we amended and restated the Trias mortgage note agreement to increase the loan amount by $5.9 million and reduce future minimum capital expenditure spending requirements. In September 2017, we amended and restated the financing terms for $568 million of the SEB mortgage note agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. Unrestricted cash as of March 9, 2018 was approximately $62 million and $70 million of availability under the Credit Facility.

Cash Flows
The following presents a summary of our activity for the years ended December 31, 2017, 2016 and 2015:

•	Year ended December 31, 2017 represents our results of operations which includes the disposal of six assets and our preferred equity investment of $35.3 million (£26.2 million).

•	Year ended December 31, 2016 represents our results of operations for the first full year of activity as a stand-alone company. During 2016, we disposed of 18 assets.

•
Year ended December 31, 2015 represents: (i) our results of operations following the Spin-off and two months of activity as a stand-alone company; and (ii) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present and an allocation of costs related to us for the period from January 1, 2015 to October 31, 2015. We acquired 49 assets across nine countries in April 2015 and Trianon Tower in July 2015. In December 2015, we disposed of three assets.

	Years Ended December 31,
Cash flow provided by (used in):	2017	2016	2015
Operating activities	$25,172	$28,130	$(50,180)
Investing activities	84,492	391,624	(1,900,532)
Financing activities	(119,571)	(630,856)	2,231,566
Effect of foreign currency translation on cash and cash equivalents	8,264	(6,434)	890
Net increase (decrease) in cash and cash equivalents	$(1,643)	$(217,536)	$281,744
Year Ended December 31, 2017 Compared to December 31, 2016
Net cash provided by operating activities was $25.2 million for the year ended December 31, 2017 compared to $28.1 million for the year ended December 31, 2016. The decrease was primarily due to an increase in the change in operating assets and liabilities due to the timing of payments and collection of receivable and the disposal of 24 properties in 2017 and 2016.
Net cash provided by investing activities was $84.5 million for the year ended December 31, 2017 compared to $391.6 million for the year ended December 31, 2016. Cash flow provided by investing activities for the year ended December 31, 2017 was primarily due to proceeds from the sale of real estate of $141.4 million which includes $135.8 million relating to 2017 sales and $5.6 million relating to 2016 sales, offset by the origination of our preferred equity investment of $35.3 million, improvements of our operating real estate $17.7 million and leasing costs of $3.7 million. Cash flow provided by the year ended December 31, 2016 was primarily due to proceeds from the sale of operating real estate $395.2 million and restricted cash receipt of $11.2 million, offset by improvements of our operating real estate of $10.4 million.
Net cash used in financing activities was $119.6 million year ended December 31, 2017 compared to $630.9 million for the year ended December 31, 2016. Cash flow used in financing activities for the year ended December 31, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayments of mortgage notes and other notes payable of $77.8 million, dividend payments of $33.5 million, repayments of the Credit Facility of $35 million, payment of financing costs of $2.0 million and distributions to non-controlling interest of $1.9 million offset by borrowings from mortgage note and other notes payable of $5.6 million, borrowings from the Credit Facility of $35 million and net cash received from the settlement of the foreign currency forwards of $1.0 million. Net cash flow used in financing activities for the year ended December 31, 2016 was primarily due to $273.0 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $200.7 million, repayment of the credit facility of $65.0 million, repurchase of our common stock of $58.6 million and dividend payments of $35.1 million offset by $65.0 million from the borrowing under the credit facility.
Year Ended December 31, 2016 Compared to December 31, 2015
Net cash provided by operating activities was $28.1 million for the year ended December 31, 2016 compared to cash used in operating activities of $50.2 million for the year ended December 31, 2015. The increase was due to a full year of activity on our portfolio acquired in 2015 and our first full year as a stand-alone company.
Net cash provided by investing activities was $391.6 million for the year ended December 31, 2016 compared to cash used in investing activities of $1.9 billion for the year ended December 31, 2015. Cash flow provided by investing activities for the year ended December 31, 2016 was primarily due to proceeds from the sale of real estate of $395.2 million and restricted cash receipt of $11.2 million, offset by improvements of our operating real estate of $10.4 million. Cash flow used in investing activity for the year ended December 31, 2015 was due to the acquisitions in the second and third quarters 2015 for $1.9 billion.
Net cash used in financing activities was $630.9 million for the year ended December 31, 2016 compared to cash provided by financing activities of $2.2 billion for the year ended December 31, 2015. Net cash flow used in financing activities for the year ended December 31, 2016 was primarily due to $273.0 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $200.7 million, repayment of the credit facility of $65.0 million, repurchase of our common stock of $58.6 million and dividend payments of $35.1 million offset by $65.0 million from the borrowing under the credit facility. Net cash flow provided by financing activities for the year ended December 31, 2015 was primarily due to $1.2 billion for the financing by NorthStar Realty for the acquisitions in 2015, $250.0 million from the cash contribution by NorthStar Realty, $340.0 million for the issuance of the Senior Notes, offset by $38.0 million for the repurchase of our common stock, $31.0 million for the new derivatives and $9.6 million for the payment of dividends.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2017 (dollars in thousands):

	Payments Due by Period
	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable	$1,234,642	$—	$164,095	$—	$1,070,547
Estimated interest payments(2)	735,348	20,892	56,398	57,635	600,423
Total	$1,969,990	$20,892	$220,493	$57,635	$1,670,970
_____________________

(1)	Amounts denominated in foreign currencies are translated to the U.S. dollar using the currency exchange rate as of December 31, 2017.

(2)
Represents GBP LIBOR, EURIBOR or the applicable index as of December 31, 2017 plus the respective spread and foreign currency exchange rate as of December 31, 2017 to estimate payments for our floating-rate liabilities.

The table above does not include the amounts payable to our Manager under the management agreement. The annualized fee for payable to our Manager in 2018 based on the Amended and Restated Management Agreement (refer below) is approximately $16.6 million as of December 31, 2017.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony NorthStar, Inc.
On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement, with CNI NRE Advisors, LLC, a Delaware limited liability company (unless the context requires otherwise, together with its affiliates, the “Asset Manager”), an affiliate of Colony NorthStar, effective as of January 1, 2018. The description of the management agreement included below relates to the Amended and Restated Management Agreement. Refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data” for a description of the terms of the original agreement that was entered into in November 2015 and which was superseded as of January 1, 2018 by the Amended and Restated Management Agreement.
Management Agreement Amendment
Under the Amended and Restated Management Agreement, the Asset Manager is generally responsible to manage our day to day operations, subject to the supervision and management of our Board. The Asset Manager is required to provide us with a management team and other appropriate employees and resources necessary to manage us.
Term; Renewals
The Amended and Restated Management Agreement provides for an initial term (beginning January 1, 2018) of five years, or the Initial Term, with subsequent automatic renewals for additional three-year terms, unless either party provides notice to the other party of its intention to decline to renew the agreement at least six months prior to the expiration of the then-current term. During the Initial Term, the Amended and Restated Management Agreement is terminable only for cause (as described in the Amended and Restated Management Agreement).
If we elect not to renew the Amended and Restated Management Agreement at the end of a term, we will be obligated to pay the Asset Manager a termination fee, or the Termination Fee, equal to three times the amount of the base management fees earned by the Asset Manager over the four most recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, we undergo a “change of control” (as defined in the Amended and Restated Management Agreement), we may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Asset Manager.

Assignment
The Amended and Restated Management Agreement provides that in the event of a change of control of the Asset Manager or other event that could be deemed an assignment of the Amended and Restated Management Agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The Amended and Restated Management Agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The Amended and Restated Management Agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by us or the Asset Manager, directly or indirectly, the surviving entity will succeed to the terms of the Amended and Restated Management Agreement.
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, we are obligated to pay, quarterly, in arrears, in cash, the Asset Manager a base management fee per annum equal to:

•	1.50% of our reported EPRA NAV (as defined in the Amended and Restated Management Agreement) for EPRA NAV amounts up to and including $2.0 billion; plus

•	1.25% of our reported EPRA NAV on any EPRA NAV amount exceeding $2.0 billion.
EPRA NAV is based on a U.S. GAAP balance sheet adjusted based on our interpretation of the European Public Real Estate Association, or EPRA, guidelines, and similar as prior practices, including adjustments such as fair value of operating real estate, straight-line rent and deferred taxes and additional adjustments to be determined by us in good faith based on any changes to U.S. GAAP, international accounting standards or EPRA guidelines. In calculating EPRA NAV, the liquidation preference of preferred securities outstanding shall not be included as a liability of us and shall not reduce EPRA NAV.
Incentive Fee
In addition to the base management fees, we are obligated to pay the Asset Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 and end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, we may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by us in the open market or a combination thereof. Any shares of common stock delivered by us will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of our common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) our EPRA NAV per share, based on our most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
Costs and Expenses
We are responsible to pay (or reimburse the Asset Manager) for all of our direct, out of pocket costs and expenses as a stand alone company incurred by or on behalf of us and our subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
In addition to the expenses described in the prior paragraph, for each calendar quarter, beginning with the first quarter of 2018, we are obligated to reimburse the Asset Manager for (i) all direct, reasonable, customary and documented costs and expenses incurred by the Asset Manager for salaries, wages, bonuses, payroll taxes and employee benefits for personnel employed by the Asset Manager: (a) who solely provide services to us which prior to January 1, 2018 were provided by unaffiliated third parties, including accounting and treasury services or (b) who were hired by the Asset Manager after January 1, 2018 but who solely provide services to us in respect of one of the categories of services previously internalized pursuant to clause (a) and who were not hired in connection with any event which otherwise resulted in an increase to our net asset value (such costs and expenses set forth in clauses (i) and (ii), the “Internalized Service Costs”), plus (ii) 20% of the amount calculated under clause (i) to cover reasonable overhead charges with respect to such personnel, provided that we shall not be obligated to reimburse the Asset Manager for such costs and expenses to the extent they exceed the following quarterly limits:

•
0.0375% of our aggregate gross asset value as of the end of the prior calendar quarter (excluding cash and cash equivalents and certain other exclusions) as calculated for purposes of determining EPRA NAV, or GAV, for GAV amounts to and including $2.5 billion, plus

•	0.0313% of GAV amounts between $2.5 billion and $5.0 billion, plus

•	0.025% of GAV amounts exceeding $5.0 billion.
If the Asset Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, is referred to as the Quarterly Cap Excess Amount we are obligated to reimburse the Asset Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.
Equity Based Compensation
In addition, we expect to make annual equity compensation grants to our management and other employees of the Asset Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by our compensation committee. The Asset Manager will have discretion in allocating the aggregate grant among our management and other employees of the Asset Manager.
Under the Amended and Restated Management Agreement, beginning with our 2018 annual stockholders’ meeting, the Asset Manager will have the right to nominate one director (who is expected to be one of our current directors employed by the Asset Manager) to our board of directors.
Transaction Expenses
We agreed to pay for up to $2.5 million of fees and expenses payable by the Asset Manager to its external financial advisors in connection with the negotiation and execution of the Amended and Restated Management Agreement.
Colony NorthStar Ownership Waiver and Voting Agreement
In connection with the entry into the Amended and Restated Management Agreement, we provided Colony NorthStar with an ownership waiver under our Articles of Amendment and Restatement, allowing Colony NorthStar to purchase up to 45% of our stock. The waiver provides that if the Amended and Restated Management Agreement is terminated, Colony NorthStar may not purchase any shares of our common stock to the extent Colony NorthStar owns (or would own as a result of such purchase) more than 9.8% of our capital stock. In connection with the waiver, Colony NorthStar also agreed that for all matters submitted to a vote of our stockholders, to the extent Colony NorthStar owns more than 25% of our common stock (such shares owned by Colony NorthStar in excess of the 25% threshold, refer to as the Excess Shares, it will vote the Excess Shares in the same proportion that our remaining shares not owned by Colony NorthStar or its affiliates are voted. If the Amended and Restated Management Agreement is terminated, then beginning on the third anniversary of such termination, the threshold described in the prior sentence will be reduced from 25% to 9.8%.
Manager Ownership of Common Stock
As of December 31, 2017, Colony NorthStar and its subsidiaries owned 5.6 million shares of our common stock, or approximately 10.2% of the total outstanding common stock.
Recent Developments
Dividends
On March 7, 2018, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on March 23, 2018 to stockholders of record as of the close of business on March 19, 2018.
Share Repurchase
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors.
Disposals
In February 2018, we agreed a definitive sale and purchase agreement to sell the Maastoren property, our largest non-core asset, for approximately $190 million. We expect to release approximately $60 million of net equity after repayment of financing (including release premium) and transaction costs.
Credit Facility

In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
Inflation
Virtually all of our assets and liabilities are interest rate and foreign currency exchange rate sensitive in nature. As a result, interest rates, foreign currency exchange rates and other factors influence our performance significantly more than inflation does. A change in interest rates and foreign currency exchange rates may correlate with changes in inflation rates. With the exception of the United Kingdom, rent is generally adjusted annually based on local consumer price indices. In the United Kingdom, rent is typically subject to an upward only rent review approximately every three to five years.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD and NOI, each a non-GAAP measure, to evaluate our profitability.
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, realized gain (loss) on sales and other, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, new leases, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) on derivatives and other; realized gain (loss) on sales and other (excluding any realized gain (loss) on the settlement on foreign currency derivatives); impairment on depreciable property; bad debt expense; acquisition gains or losses; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended and years ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$1,442	$13,859	$(31,125)	$(61,753)
Non-controlling interests	1,095	43	792	(749)

Adjustments:
Depreciation and amortization items(1)(2)	19,612	22,609	81,269	93,913
Impairment losses	—	—	—	27,468
Unrealized (gain) loss on derivatives and other	795	(8,319)	12,863	11,257
Realized (gain) loss on sales and other(3)(4)	(14,444)	(20,152)	(21,388)	(27,235)
Transaction costs and other(5)(6)	4,552	1,884	7,138	9,217
CAD	$13,052	$9,924	$49,549	$52,118
__________________

(1)
Three months ended December 31, 2017 represents an adjustment to exclude depreciation and amortization of $14.5 million, amortization expense of capitalized above/below market leases of $0.9 million, amortization of deferred financing costs of $0.5 million and amortization of equity-based compensation of $3.7 million. Year ended December 31, 2017 represents an adjustment to exclude depreciation and amortization of $54.0 million, amortization of above/below market leases of $0.7 million, amortization of deferred financing costs of $2.8 million and amortization of equity-based compensation of $23.8 million.

(2)
Three months December 31, 2016 represents an adjustment to exclude depreciation and amortization of $13.7 million, amortization of above/below market leases of $0.3 million, amortization of deferred financing costs of $1.6 million and amortization of equity-based compensation of $7.0 million. Year ended December 31, 2016 represents an adjustment to exclude depreciation and amortization of $65.0 million, amortization of above/below market leases of $2.6 million, amortization of deferred financing costs of $7.1 million and amortization of equity-based compensation of $19.3 million.

(3)
Three months ended December 31, 2017 CAD includes a $(0.7) million net loss related to the settlement of foreign currency derivatives. Year ended December 31, 2017 CAD includes a $1.0 million net gain related to the settlement of foreign currency derivatives.

(4)
Three months ended December 31, 2016 CAD includes a $0.3 million net gain related to the settlement of foreign currency derivatives. Year ended December 31, 2016 CAD includes a $(0.8) million net loss related to the settlement of foreign currency derivatives.

(5)
Three months ended December 31, 2017 represents an adjustment to exclude $4.6 million of transaction costs. Year ended December 31, 2017 represents an adjustment to exclude $6.1 million of transaction costs and $1.0 million of payroll taxes associated with the acceleration of equity awards due to the Mergers.

(6)
Three months December 31, 2016 represents an adjustment to exclude $0.9 million of non-recurring bad debt expense and $1.0 million of taxes associated with the capital gain tax on the sale of real estate investments. Year ended December 31, 2016 represents an adjustment to exclude $2.6 million of transaction costs, $1.3 million of non-recurring bad debt expense and $5.3 million of taxes associated with the capital gain tax on the sale of real estate investments.

Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) on sales and other and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three months ended and years ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
Rental income	$26,041	$25,700	$105,349	$124,321
Escalation income	5,265	5,347	21,625	25,173
Other income	535	823	1,243	1,721
Total property and other income	31,841	31,870	128,217	151,215
Properties - operating expenses	8,598	8,628	31,119	35,892
Adjustments:
Interest income	705	—	1,706	—
Amortization and other items(1)(2)	922	691	666	3,756
NOI(3)	$24,870	$23,933	$99,470	$119,079
___________________

(1)
Three months ended December 31, 2017 primarily excludes $0.9 million of amortization of above/below market leases. Year ended December 31, 2017 primarily includes $0.7 million of amortization of above/below market leases.

(2)
Three months ended December 31, 2016 primarily excludes $0.9 million of non-recurring bad debt expense offset by $(0.2) million of amortization of above/below market rent. Year ended December 31, 2016 primarily includes $2.6 million of amortization of above/below market leases and $1.3 million of non-recurring bad debt expense.

(3)
The following table presents a reconciliation of net income (loss) to NOI of our real estate equity segment for the three months ended and years ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$2,537	$13,859	$(30,333)	$(62,502)
Remaining segments(i)	13,917	10,461	60,658	56,504
Real estate equity and preferred equity segment adjustments:
Interest expense	6,093	6,734	24,989	30,974
Other expenses	2,623	2,770	9,012	12,307
Depreciation and amortization	14,535	13,716	54,014	64,979
Unrealized (gain) loss on derivatives and other	798	(3,675)	2,710	15,040
Realized (gain) loss on sales and other	(14,250)	(20,616)	(21,366)	(32,019)
Income tax (benefit) expense	(2,461)	227	(2,145)	2,742
Impairment losses	—	—	—	27,468
Other items	1,078	457	1,931	3,586
Total adjustments	8,416	(387)	69,145	125,077
NOI	$24,870	$23,933	$99,470	$119,079
______________________

(i)	Represents the net (income) loss in our corporate segment to reconcile to net operating income.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of December 31, 2017, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $7.0 million annually.
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
As of December 31, 2017, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
The objective of our interest rate management strategy is to minimize or eliminate the effects of interest rate changes on the value of our assets, to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a favorable spread between the yield on our assets and the cost of financing such assets.
We can provide no assurances, however, that our efforts to manage interest rate volatility will successfully mitigate the risks of such volatility on our portfolio.
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk based on the borrower’s ability to make required interest payments on scheduled due dates and value of collateral. We seek to manage credit risk through our Manager’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2017, our preferred equity investment contributed all of our interest income.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the years ended December 31, 2017 and 2016:

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
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, and our Operating Partnership, seek to actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships. As of December 31, 2017, we have entered into foreign currency forwards with respect to the projected net property level cash flows which are hedged for the Euro through November 2017. In January 2018, we entered into additional foreign currency forwards with respect to the projected net property level cash flows which are hedged for the Euro through November 2019.
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $66.8 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.0 million annually, respectively.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NorthStar Realty Europe Corp. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers, Société coopérative	Luxembourg, March 13, 2018
Represented by

Cornelis. J. Hage

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2017	December 31, 2016
Assets
Operating real estate, gross	$1,606,890	$1,614,432
Less: accumulated depreciation	(95,356)	(63,585)
Operating real estate, net	1,511,534	1,550,847
Preferred equity investments	35,347	—
Cash and cash equivalents	64,665	66,308
Restricted cash	6,917	10,242
Receivables, net of allowance of $747 and $553 as of December 31, 2017 and December 31, 2016, respectively	9,048	6,015
Assets held for sale	169,082	28,208
Derivative assets, at fair value	7,024	13,729
Intangible assets, net	114,185	148,403
Other assets, net	23,115	21,640
Total assets	$1,940,917	$1,845,392
Liabilities
Mortgage and other notes payable, net	$1,223,443	$1,149,119
Accounts payable and accrued expenses	27,240	28,004
Due to related party (refer to Note 6)	3,590	4,991
Derivative liabilities, at fair value	5,270	—
Intangible liabilities, net	28,632	30,802
Liabilities related to assets held for sale	648	2,041
Other liabilities	25,757	28,918
Total liabilities	1,314,580	1,243,875
Commitments and contingencies
Redeemable non controlling interest (refer to Note 9)	1,992	1,610
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 55,402,259 and 55,395,143 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	555	554
Additional paid-in capital	940,579	925,473
Retained earnings (accumulated deficit)	(347,053)	(282,769)
Accumulated other comprehensive income (loss)	25,618	(51,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	619,699	591,834
Non-controlling interests	4,646	8,073
Total equity	624,345	599,907
Total liabilities, redeemable non controlling interest and equity	$1,940,917	$1,845,392

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2017	2016	2015(2)
Revenues
Rental income	$105,349	$124,321	$101,023
Escalation income	21,625	25,173	18,822
Interest income	1,706	—	—
Other income	1,243	1,721	694
Total revenues	129,923	151,215	120,539
Expenses
Properties - operating expenses	31,119	35,892	26,559
Interest expense	25,844	41,439	36,129
Transaction costs	6,117	2,610	120,101
Impairment losses	—	27,468	1,710
Management fee, related party	14,408	14,068	2,333
Other expenses	9,251	12,376	10,535
General and administrative expenses	7,384	8,077	3,502
Compensation expense (1)	23,768	19,257	850
Depreciation and amortization	54,014	64,979	56,283
Total expenses	171,905	226,166	258,002
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 10)	(12,863)	(11,257)	(8,731)
Realized gain (loss) on sales and other	22,367	26,448	1,376
Income (loss) before income tax benefit (expense)	(32,478)	(59,760)	(144,818)
Income tax benefit (expense)	2,145	(2,742)	675
Net income (loss)	(30,333)	(62,502)	(144,143)
Net (income) loss attributable to non controlling interests	(792)	749	1,007
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(31,125)	$(61,753)	$(143,136)
Earnings (loss) per share:
Basic	$(0.57)	$(1.07)	$(2.30)
Diluted	$(0.57)	$(1.07)	$(2.30)
Weighted average number of shares:
Basic	55,073,383	57,875,479	62,183,638
Diluted	55,599,222	58,564,986	62,865,124
____________________

(1)
Compensation expense for the years ended December 31, 2017, 2016 and 2015 is comprised of equity-based compensation expenses. For the year ended December 31, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

(2)	The Company began paying fees on November 1, 2015, in connection with the management agreement with the Manger (refer to Note 6).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(30,333)	$(62,502)	$(144,143)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	77,745	(55,226)	6,971
Total other comprehensive income (loss)	77,745	(55,226)	6,971
Comprehensive income (loss)	47,412	(117,728)	(137,172)
Comprehensive (income) loss attributable to non-controlling interests	(1,495)	1,991	1,082
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$45,917	$(115,737)	$(136,090)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2014	—	$—	$116,982	$(33,630)	$(4,336)	$79,016	$1,058	$80,074
Net transaction with NorthStar Realty	—	—	653,534	—	—	653,534	—	653,534
Capital contribution of NorthStar Realty	62,988	630	249,370	—	—	250,000	—	250,000
Non-controlling interests - contribution	—	—	—	—	—	—	192	192
Formation of Operating Partnership (refer to note 9)	—	—	(8,749)	—	—	(8,749)	8,749	—
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	(852)	—	—	(852)	852	—
Amortization of equity-based compensation	—	—	311	—	—	311	526	837
Issuance and vesting of restricted stock, net of tax withholding	18	—	—	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(547)	—	—	(547)	—	(547)
Retirement of shares of common stock	(3,680)	(37)	(41,387)	—	—	(41,424)	—	(41,424)
Other comprehensive income (loss)	—	—	—	—	6,896	6,896	75	6,971
Dividends on common stock and equity-based compensation	—	—	—	(9,480)	—	(9,480)	(104)	(9,584)
Net income (loss)	—	—	—	(143,136)	—	(143,136)	(1,175)	(144,311)
Balance as of December 31, 2015	59,326	593	968,662	(186,246)	2,560	785,569	10,173	795,742
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance and vesting of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	554	925,473	(282,769)	(51,424)	591,834	8,073	599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,817	—	—	1,817	(1,817)	—
Non-controlling interests - distribution	—	—	—	—	—	—	(1,915)	(1,915)
Non-controlling interests - redemption	—	—	(156)	—	—	(156)	—	(156)
Conversion of Common Units to common stock (refer to Note 9)	268	3	3,054	—	—	3,057	(3,057)	—
Conversion of RSUs to common stock (refer to Note 8)	83	1	(1)	—	—	—	—	—
Amortization of equity-based compensation (refer to Note 7)	—	—	21,433	—	—	21,433	2,174	23,607
Issuance and vesting of restricted stock, net of tax withholding	517	6	(6)	—	—	—	—	—
Cost of capital	—	—	(50)	—	—	(50)	—	(50)
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	77,042	77,042	703	77,745
Dividends on common stock and equity-based compensation	—	—	—	(33,159)	—	(33,159)	(307)	(33,466)
Net income (loss)	—	—	—	(31,125)	—	(31,125)	792	(30,333)
Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(30,333)	$(62,502)	$(144,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,014	64,979	56,283
Amortization of deferred financing costs	2,813	7,117	5,936
Amortization of equity-based compensation	23,731	18,239	837
Allowance for uncollectible accounts	1,481	1,294	115
Unrealized (gain) loss on derivatives and other	12,863	11,257	8,669
Realized (gain) loss on sales and other	(22,367)	(26,448)	(1,376)
Goodwill impairment losses	—	—	1,710
Real estate impairment losses	—	27,468	—
Foreign currency loss on deposits included in transaction costs	—	—	6,402
Amortization of capitalized above/below market leases	627	2,463	1,191
Straight line rental income	(6,314)	(6,705)	(5,695)
Deferred income taxes, net	(1,515)	(4,952)	(2,992)
Changes in assets and liabilities:
Restricted cash	3,199	(2,717)	(16,483)
Receivables	(2,077)	(1,890)	(7,844)
Other assets	(15)	(3,063)	(1,023)
Accounts payable and accrued expenses	(6,018)	(4,461)	28,551
Due to related party	(1,401)	987	3,447
Other liabilities	(3,516)	7,064	16,235
Net cash provided by (used in) operating activities	25,172	28,130	(50,180)
Cash flows from investing activities:
Acquisition of operating real estate	—	—	(1,921,511)
Improvements of operating real estate	(17,668)	(10,413)	(3,003)
Origination of preferred equity investments	(35,347)	—	—
Proceeds from sale of operating real estate	141,360	395,226	22,623
Other assets	(141)	(4,432)	—
Deferred leasing costs	(3,712)	—	—
Changes in restricted cash	—	11,243	1,359
Net cash provided by (used in) investing activities	84,492	391,624	(1,900,532)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(77,804)	(200,666)	(127,280)
Borrowings from credit facility	35,000	65,000	—
Borrowings from mortgage and other notes payable	5,649	11,770	1,224,327
Repayment of credit facility	(35,000)	(65,000)	—
Proceeds of issuance of Senior Notes	—	—	340,000
Repurchase of Senior Notes	—	(273,028)	—
Repayment of Senior Notes	—	(67,200)	—
Payment of financing costs	(2,020)	(3,938)	(33,470)
Purchase of derivative instruments	—	(414)	(31,069)
Settlement of derivatives	979	(787)	—
Tax withholding related to vesting of equity-based compensation	(10,994)	(2,546)	—
Repurchase of common stock	—	(58,616)	(38,082)
Contribution of NorthStar Realty	—	—	250,000
Dividends	(33,466)	(35,184)	(9,584)
Net transactions with NorthStar Realty	—	—	653,534
Contributions from non-controlling interest	—	—	3,190
Distributions to non-controlling interest	(1,915)	(247)	—
Net cash provided by (used in) financing activities	(119,571)	(630,856)	2,231,566
Effect of foreign currency translation on cash and cash equivalents	8,264	(6,434)	890
Net increase (decrease) in cash and cash equivalents	(1,643)	(217,536)	281,744
Cash and cash equivalents—beginning of period	66,308	283,844	2,100
Cash and cash equivalents—end of period	$64,665	$66,308	$283,844
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$160,651	$22,327	$5,318
Conversion of Common Units to common stock	3,057	—	—
Reclassification of intangibles to assets and liabilities held for sale	4,467	2,045	776
Reclassification of operating real estate to intangible assets/liabilities	—	—	170,694
Reclassification of other assets in investing activities to assets held for sale	—	2,523	—
Formation of Operating Partnership	—	—	8,749
Assumption of mortgage note payable upon acquisition	—	—	273,021
Reclassification of other assets to operating real estate	—	—	52,245
Reclassification of other assets and liabilities to assets held for sale	3,316	740	—
Reclassification related to measurement adjustments/other	—	827	5,291
Retirement of shares of common stock	—	—	3,342
Assumption of working capital items upon acquisition	—	—	2,569
Assumption of deferred tax liabilities and corresponding goodwill	—	—	24,491
Reallocation of interest in Operating Partnership	1,817	2,252	852
Amounts payable relating to financing costs	—	—	1,808
Accrued capital expenditures and deferred assets	2,609	1,975	692
Supplemental disclosures of cash flow information:
Payment of interest expense	$22,251	$33,483	$24,273
Payment of income tax	4,433	1,928	1,298

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Organization
NorthStar Realty Europe Corp. (“NorthStar Europe” or the “Company”) (NYSE: NRE), a publicly-traded real estate investment trust (“REIT”), is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. The Company commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp. (“NorthStar Realty”) of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Realty Europe Corp., a Maryland corporation (the “Spin-off”). The Company’s objective is to provide its stockholders with stable and recurring cash flow supplemented by capital growth over time.
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
Amended and Restated Management Agreement
On November 9, 2017, the Company entered into an amended and restated management agreement (the “Amended and Restated Management Agreement”) with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 6 “Related Party Arrangements” for a description of the terms of the Amended and Restated Management Agreement.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The consolidated financial statements for the period January 1, 2015 to October 31, 2015 represent the Company’s activity prior to the spin-off by NorthStar Realty of its European real estate business (the “Spin-off”) and reflects the revenues and direct expenses of the Company and include material assets and liabilities of NorthStar Realty that are specifically identifiable to the European real estate business and contributed to the Company upon completion of the Spin-off.
The consolidated financial statements for the period prior to the Spin-off include an allocation of costs and expenses by NorthStar Realty related to the Company (primarily compensation and other general and administrative expense) based on an estimate of expenses as if the Company was managed as an independent entity. This allocation method is principally based on relative headcount and management’s knowledge of the operations of the Company. The amounts allocated in the accompanying consolidated financial statements are not necessarily indicative of the actual amount of such indirect expenses that would have been recorded had the Company been a separate independent entity. The Company believes the assumptions underlying its allocation of indirect expenses are reasonable. In addition, an estimate of management fees to the Manager of $0.3 million for the period from January 1, 2015 through the Spin-off are recorded as if the Company was managed as an independent entity and is included in general and administrative expense in the consolidated statements of operations. The Company began paying management fees to the Manager on November 1, 2015 pursuant to the terms of the Company’s management agreement with the Manager (refer to Note 6).

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation including the gain (loss) on net cash on derivatives from unrealized gain (loss) on derivatives and other to realized gain (loss) on sales and other on the consolidated statements of operations for the year ended December 31, 2017 (refer to Note 10).

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Minimum rental amounts due under tenant leases are generally subject to scheduled adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2017 (dollars in thousands):

Years Ending December 31:(1)
2018	$97,703
2019	100,373
2020	85,284
2021	74,694
2022	66,468
Thereafter	198,745
Total	$623,267
_________________________
(1)    Translated to the U.S. dollar using the currency exchange rate as of December 31, 2017.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Equity Investments
Preferred equity investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments, if any. Preferred equity investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Preferred equity investments where the Company does not intend to hold the investment for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or fair value.
Assets and Related Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell net of the intangible assets associated with the asset, with any write-down to fair value less cost to sell recorded as an impairment loss. Once a property is determined to be held for sale, depreciation and amortization is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents identified intangibles as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017(1)			December 31, 2016(1)
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$64,427	$(24,290)	$40,137	$80,924	$(25,193)	$55,731
Above-market lease	34,882	(9,919)	24,963	36,471	(7,965)	28,506
Below-market ground lease	34,497	(1,109)	33,388	51,876	(1,490)	50,386
Goodwill(2)	15,697	N/A	15,697	13,780	N/A	13,780
Total	$149,503	$(35,318)	$114,185	$183,051	$(34,648)	$148,403

Intangible liabilities:
Below-market lease	$32,267	$(8,964)	$23,303	$34,163	$(8,104)	$26,059
Above-market ground lease	5,513	(184)	5,329	4,839	(96)	4,743
Total	$37,780	$(9,148)	$28,632	$39,002	$(8,200)	$30,802
_______________________

(1)
As of December 31, 2017, the weighted average amortization period for above-market leases, below-market leases and in-place leases was 6.4 years, 9.2 years and 5.7 years, respectively. As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases and in-place leases was 7.1 years, 9.8 years and 6.1 years, respectively.

(2)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

The following table presents a rollforward of goodwill for the year ended December 31, 2017 (dollars in thousands):

Balance as of December 31, 2015	$22,852
Disposal of goodwill(1)	(8,561)
Adjustments from foreign currency translation	(511)
Balance as of December 31, 2016	13,780
Adjustments from foreign currency translation	1,917
Balance as of December 31, 2017	$15,697
_______________________

(1)	Represents goodwill associated with certain disposals structured as share sales.

The following table presents amortization of acquired above-market leases, net of acquired below-market leases and below-market ground leases and amortization of other intangible assets for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

		Years Ended December 31,
	Statements of operations location:	2017	2016	2015
Amortization of above-market leases, net of acquired below-market leases	Rental income / properties - operating expenses	$666	$2,162	$2,335
Amortization of other intangible assets	Depreciation and amortization expense	13,817	19,543	20,468

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets			Intangible Liabilities
Years Ending December 31:	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net	Above-market Ground Lease Value, Net
2018	$9,272	$4,030	$399	$2,839	$75
2019	8,801	4,008	399	2,839	75
2020	7,094	3,860	399	2,805	75
2021	6,010	3,848	399	2,635	75
2022	4,169	3,848	399	2,626	75
Thereafter	4,791	5,369	31,393	9,559	4,954
Total	$40,137	$24,963	$33,388	$23,303	$5,329

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Other assets:
Prepaid expenses	$1,936	$1,951
Deferred leasing and other costs, net	6,019	3,029
Straight-line rent, net	10,969	10,182
Escrow receivable	3,286	6,168
Other	905	310
Total	$23,115	$21,640

	December 31,
	2017	2016
Other liabilities:
Deferred tax liabilities	$8,548	$8,916
Prepaid rent received and unearned revenue	8,406	13,585
Tenant security deposits	4,435	4,322
Prepaid escalation and other income	3,982	1,560
Other	386	535
Total	$25,757	$28,918
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
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the years ended December 31, 2017 and 2015, the Company did not recognize any impairment losses. For the year ended December 31, 2016, the Company recognized $27.5 million of impairment losses.
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
Preferred Equity Investments
Preferred equity investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of investment loss reserves on an annual basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, an investment loss reserve is recorded with a corresponding charge to provision for investment losses. The investment loss reserve for each investment is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for an investment when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2017, the Company did not have any impaired preferred equity investments.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the years ended December 31, 2017, 2016 and 2015, the Company reclassified $(1.4) million, $17.7 million and $0.3 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership owned by holders other than the Company (“Common Units”) and Common Units which are structured as profits interests (“LTIP Units” collectively referred to as Unit Holders) (refer to Note 8), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Unit Holders is calculated assuming all units are converted to common stock.
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. Dividends distributed for the years ended December 31, 2017 and 2016 were characterized, for U.S. federal income tax purposes, as return of capital. Dividends distributed for the year ended December 31, 2015 was characterized, for U.S. federal income tax purposes, as ordinary income.
The Company conducts its business through foreign subsidiaries which may be subject to local level income tax in the European jurisdictions it operates. The Company has also elected taxable REIT subsidiary (“TRS”) status for one of the Company’s foreign subsidiaries. This enables the Company to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property.” The TRS is not resident in the U.S. and, as such, not

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to U.S. taxation but is subject to foreign income taxes only. As a result, the effective tax rate of less than 6.6% is due to those foreign taxes. In addition, the REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.
For the year ended December 31, 2017, the Company’s foreign subsidiaries recorded $0.6 million of current income tax benefit and $1.5 million of a deferred income tax benefit. For the year ended December 31, 2016, the Company’s foreign subsidiaries recorded $7.7 million of current income tax expense and an offsetting $5.0 million of a deferred income tax benefit. For the year ended December 31, 2015, the Company’s foreign subsidiaries recorded $2.3 million of current income tax expense and an offsetting $3.0 million of a deferred income tax benefit. For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The valuation allowance at December 31, 2017, 2016 and 2015 of $22.7 million, $26.6 million and $21.5 million, respectively, relates to deferred tax assets in jurisdictions that had not met the “more-likely-than-not” realization threshold criteria. The change to the valuation allowance is primarily due to disposals of operating real estate.
Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
The following tables present a summary of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Deferred tax asset
Net operating losses	$19,587	$21,608
Interest deferral	5,598	4,356
Transaction costs capitalized to operating real estate	6,992	6,654
Operating real estate	2,852	2,028
Other	7,920	7,410
Total deferred tax asset	42,949	42,056
Valuation allowance	(22,666)	(26,565)
Deferred tax assets, net of valuation allowance	20,283	15,491
Deferred tax liabilities
Operating real estate	(23,126)	(20,418)
Other	(5,705)	(3,989)
Total deferred tax liabilities	(28,831)	(24,407)
Net deferred tax liability	$(8,548)	$(8,916)
The Company is allowed to carryforward its net operating losses indefinitely in most of the tax jurisdictions it files with some annual restrictions.
The Company has assessed its tax positions for all open tax years, which includes 2015 to 2017 and concluded there were no uncertain tax positions to be recognized.  The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. As of December 31, 2017 and 2016, the Company has not recognized any such amounts related to uncertain tax positions, respectively.
Recent Accounting Pronouncements: Accounting Standards Adopted in 2017
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update “ASU” No. 2016-05) clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

scope using a modified retrospective transition method as of the date of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company has adopted this guidance and it did not have any material impact on its consolidated financial position, results of operations and financial statement disclosures.
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
Recent Accounting Pronouncements: Future Application of Accounting Standards
Revenue Recognition - In May 2014, FASB issued an accounting update (ASU No. 2014-09) requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach and has applied the guidance to contracts not yet completed as of the date of adoption. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification and therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases are scoped out of the new revenue recognition guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance within ASC 842. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Leases - In February 2016, the FASB issued an accounting update (ASU No. 2016-02) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of revenue recognition is the same and the lease is classified an operating lease. As of December 31, 2017, the Company has two ground lease agreements with annual payments of $0.7 million. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Financial Instruments - In June 2016, the FASB issued guidance (ASU No. 2016-13) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company continues to assess the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Classification - In August 2016, the FASB issued guidance (ASU No. 2016-15) that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of cash flows.
Restricted Cash - In November 2016, the FASB issued guidance (ASU No. 2016-18) which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer be permitted to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company expects the new guidance will result in a change in presentation of restricted cash on the face of the consolidated statement of cash flows; otherwise this guidance will not have a significant impact on the consolidated statements of cash flows and disclosures.
Business Combination - In January 2017, the FASB issued guidance (ASU No. 2017-01) to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company plans to adopt the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Goodwill Impairment - In January 2017, the FASB issued guidance (ASU No. 2017-04) which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Derecognition and Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017.  Both the revenue guidance and this update must be adopted concurrently.  While the options for transition are similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Share-based Payments - In May 2017, the FASB issued guidance (ASU No. 2017-09) clarifying when to account for a change to the terms or conditions of a share-based payment award as a modification.  The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.  The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Land	$393,691	$360,555
Buildings and improvements	954,314	980,053
Building, leasehold interests and improvements	195,929	212,864
Furniture, fixtures and equipment	1,653	1,214
Tenant improvements	61,303	59,746
Operating real estate, gross	1,606,890	1,614,432
Less: accumulated depreciation	(95,356)	(63,585)
Operating real estate, net	$1,511,534	$1,550,847

For the years ended December 31, 2017, 2016 and 2015 depreciation expense was $40.2 million, $45.2 million and $35.8 million, respectively.
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2017 (dollars in thousands):

			Assets(1)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(2)	Intangible Liabilities, Net	Total
Lisbon, Portugal	Office	1	$11,910	$62	$23	$11,995	$—	$—
Rotterdam, Netherlands	Office	1	148,741	5,053	3,293	157,087	648	648
Total		2	$160,651	$5,115	$3,316	$169,082	$648	$648
___________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as asset sales subject to standard industry terms and conditions. The assets contributed $13.2 million, $14.1 million and $10.8 million of revenue and $(7.5) million, $(7.3) million and $(18.9) million of income (loss) before income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $18.7 million prior to being reclassified into held for sale.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Years Ended December 31, (1)
	2017	2016	2015
Properties	6	18	3
Carrying Value(2)	$109,366	$386,122	$15,226
Sales Price	$137,509	$412,107	$21,895
Net Proceeds(3)	$132,538	$406,850	$20,955
Realized Gain(4)	$23,172	$20,728	$5,729
__________________

(1)	Years ended December 31, 2017, 2016 and 2015 amounts are translated using the average exchange rate for the year ended December 31, 2017.

(2)	Includes the assets and liabilities related to share sales.

(3)
Represents proceeds net of sales costs and excludes the associated property debt repayments of $76.2 million and $173.9 million for the years ended December 31, 2017 and 2016, respectively. There were no property debt repayments for the year ended December 31, 2015.

(4)	The Company recorded an additional realized gain for the year ended December 31, 2017 of $2.3 million related to the release of escrow accounts from prior disposals.
As of December 31, 2017, there were $1.8 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $35.3 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.
The following table presents one preferred equity investment as of December 31, 2017 (dollars in thousands):

	December 31, 2017
Asset Type	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$35,347	$35,347	8.00%	May 2020
Credit Quality Monitoring
The Company’s preferred equity investment is secured by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its preferred equity investment at least quarterly and determines the relative credit quality principally based on: (i) whether the borrower is currently paying debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a preferred equity investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality preferred equity investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality preferred equity investment that is not performing, which the Company defines as a loan in maturity default and/or past due on its contractual debt service payments and deemed not to be collectible, as a non-performing loan (“NPL”).
As of December 31, 2017, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the year ended December 31, 2017, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

5.	Borrowings
The following table presents borrowings as of December 31, 2017 and 2016 (dollars in thousands):

			December 31,
			2017		2016
	Final Maturity	Contractual Interest Rate(3)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
U.K. Complex(2)	(2)	GBP LIBOR + 1.75%	$—	$—	$50,116	$49,284
U.K. Complex - Mezzanine(2)	(2)	8.325%	—	—	11,565	11,497
Trias Portfolio 1(4)(6)	Apr-20	EURIBOR + 2.70%	10,378	10,116	13,724	13,301
Trias Portfolio 2(4)(6)(8)	Dec-20	EURIBOR + 1.55%	91,577	90,880	78,952	78,708
Trias Portfolio 3(4)(6)	Apr-20	EURIBOR + 1.65%	44,814	43,684	40,923	39,568
Trias Portfolio 4(4)(6)	Apr-20	GBP LIBOR + 2.70%	17,326	17,123	15,843	15,446
SEB Portfolio 1(6)	Jul-24(9)	EURIBOR + 1.55%(9)	317,317	313,153	278,539	274,614
SEB Portfolio 2(6)	Jul-24(9)	GBP LIBOR + 1.55%(9)	250,825	247,902	229,353	226,078
SEB Portfolio - Preferred(5)	Apr-60	2.30%	102,560	102,271	90,033	89,720
Trianon Tower(4)(6)	Jul-23	EURIBOR + 1.30%	395,294	393,763	347,012	345,422
Other - Preferred(7)	Oct-45	1.00%	4,551	4,551	6,151	5,481
Total mortgage and other notes payable			$1,234,642	$1,223,443	$1,162,211	$1,149,119
________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount generally increased from 2016 to 2017 due to the change in the Euro or U.K. Pound Sterling compared to the U.S. dollar. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	In November 2017, the Company repaid the mortgage notes upon the sale of the associated property.

(3)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio.

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

(6)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Trias Portfolio borrowings and 1.0% to 2.0% through July 2020 for the SEB Portfolio borrowings and 0.60% through June 30, 2018 and 0.30% through June 30, 2019 for Trianon Tower borrowings.

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
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Principal amount	$1,234,642	$1,162,211
Deferred financing costs, net	(11,199)	(13,092)
Carrying value	$1,223,443	$1,149,119
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2017 (dollars in thousands):

Mortgage and Other Notes Payable
Years ending December 31:
2018	$—
2019	—
2020	164,095
2021	—
2022	—
2023 and thereafter	1,070,547
Total	$1,234,642
As of December 31, 2017 and 2016, the Company was in compliance with all of its financial covenants.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility was secured by collateral relating to a borrowing base at that time and guarantees by certain subsidiaries of the Company. In October 2016, the Company permanently reduced the aggregate commitments under the Credit Facility to $35.0 million. In April 2017, the Company amended and restated the Credit Facility with aggregate commitments of $35.0 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million. In March 2018, the Company amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million. As of December 31, 2017, there is no outstanding balance on the Credit Facility.
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
Base Management Fee
For the years ended December 31, 2017, 2016 and 2015, the Company incurred $14.4 million, $14.1 million and $2.3 million, respectively, related to the base management fee. As of December 31, 2017 and 2016, $3.6 million and $3.5 million, respectively, was recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager is calculated as 1.5% per annum of the sum of:

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

Incentive Fee
For the years ended December 31, 2017, 2016 and 2015, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses the Manager for costs and expenses incurred by the Manager on the Company’s behalf. In addition, the Manager may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with the Manager (the “G&A Allocation”). The Company’s management agreement with the Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the total of: (a) the Company’s general and administrative expenses as reported in their consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the Company (“NRE’s G&A”); and (b) the Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of the Manager; less (ii) NRE’s G&A. The G&A Allocation may include the Company’s allocable share of the Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to the Company’s affairs. In addition, the Company will pay directly or reimburse the Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Manager and any of its executives, employees or other service providers.
The Company’s obligation to reimburse the Manager for the G&A Allocation and any severance, at the Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the Company.
For the year ended December 31, 2017, the Manager did not allocate any general and administrative expenses to the Company. For the years ended December 31, 2016 and 2015, the Manager allocated $0.2 million and $0.4 million, respectively, to the Company. For the years ended December 31, 2017, 2016 and 2015, the Manager did not allocate any severance to the Company.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Management Agreement Amendment
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
Term; Renewals
The Amended and Restated Management Agreement provides for an initial term (beginning January 1, 2018) of five years (the “Initial Term”), with subsequent automatic renewals for additional three year terms, unless either party provides notice to the other party of its intention to decline to renew the agreement at least six months prior to the expiration of the then-current term. During the Initial Term, the Amended and Restated Management Agreement is terminable only for cause (as described in the Amended and Restated Management Agreement).
If the Company elects not to renew the Amended and Restated Management Agreement at the end of a term, it will be obligated to pay the Asset Manager a termination fee (the “Termination Fee”) equal to three times the amount of the base management fees earned by the Asset Manager over the four most recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, the Company undergoes a “change of control” (as described in the Amended and Restated Management Agreement), the Company may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Asset Manager.
Assignment
The Amended and Restated Management Agreement provides that in the event of a change of control of the Asset Manager or other event that could be deemed an assignment of the Amended and Restated Management Agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The Amended and Restated Management Agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The Amended and Restated Management Agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by the Company or the Asset Manager, directly or indirectly, the surviving entity will succeed to the terms of the Amended and Restated Management Agreement.
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, the Company is obligated to pay quarterly, in arrears, in cash, the Asset Manager a base management fee per annum equal to:

•	1.50% of the Company’s reported EPRA NAV (as described in the Amended and Restated Management Agreement) for EPRA NAV amounts up to and including $2.0 billion; plus

•	1.25% of the Company’s reported EPRA NAV on any EPRA NAV amount exceeding $2.0 billion.
EPRA NAV is based on a U.S. GAAP balance sheet adjusted based on the Company’s interpretation of the European Public Real Estate Association (“EPRA”) guidelines, and similar as prior practices, including adjustments such as fair value of operating real estate, straight-line rent and deferred taxes and additional adjustments to be determined by the Company in good faith based on

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any changes to U.S. GAAP, international accounting standards or EPRA guidelines. In calculating EPRA NAV, the liquidation preference of preferred securities outstanding shall not be included as a liability of the Company and shall not reduce EPRA NAV.
Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Asset Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 and end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Based Compensation
In addition, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Asset Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by the Company’s compensation committee. The Asset Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Asset Manager.
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
Manager Ownership of Common Stock
As of December 31, 2017, Colony NorthStar and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 10.2% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the years ended December 31, 2017, 2016 and 2015:
For the years ended December 31, 2017, 2016 and 2015 the Company recorded $23.8 million, $19.3 million and $0.9 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of December 31, 2017, equity-based compensation expense to be recognized over the remaining vesting period through January 2020 is $6.7 million, provided there are no additional forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2017, under the 2015 Plan, a total of 1.2 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.7 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.1 million reserved for issuance upon conversion of outstanding LTIP Units and 1.6 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.2 million otherwise unreserved shares remained available for issuance.
All of the equity awards issued by the Company since the spin-off from NorthStar Realty on November 1, 2015 have been issued under the 2015 Plan. During the year ended December 31, 2017, the Company issued 500,642 restricted shares of common stock under the 2015 Plan to employees of the Manager or its subsidiaries in accordance with the terms of the management agreement described above in Note 6, of which 379,594 vested in connection with the Mergers.

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
Following the Spin-off, NorthStar Realty and the compensation committee of its Board continued to administer all awards granted by NorthStar Realty prior to the Spin-off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant to, and did not reduce availability under, the 2015 Plan. In connection with the Mergers, all of these outstanding equity-based awards (other than an RSU relating to 83,333 shares of the Company’s common stock which vested in September 2017 upon a vesting event) vested or were forfeited.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents activity related to the issuance, vesting, conversion and forfeitures of restricted stock and Common Units. The balance as of December 31, 2017 represents vested Common Units and unvested market-based RSUs (grants in thousands):

	Year Ended December 31, 2017
	Restricted Stock(1)	Common Units(3)	Restricted Stock Units(4)	Performance RSUs(5)	Total Grants	Weighted Average Grant Price
December 31, 2016	1,139	688	83	1,868	3,778	$11.29
Granted	501	—	—	—	501	12.69
Converted	—	(268)	—	—	(268)	21.10
Vested(2)	(1,519)	—	(83)	(178)	(1,780)	10.35
Forfeited(6)	—	—	—	(237)	(237)	4.87
December 31, 2017	121	420	—	1,453	1,994	$11.95
___________________

(1)	Represents restricted stock included in common stock.

(2)	Vested primarily includes the acceleration of substantially all outstanding equity awards of the Company in connection with the change of control of NSAM as a result of the Mergers.

(3)
Includes vested and unvested Common Units in the Operating Partnership issued in the Spin-off with respect to equity-based awards granted by NorthStar Realty prior to the Spin-off. As of December 31, 2017, all of these Common Units in the Operating Partnership were vested.

(4)
Relates to an equity-based award granted by NorthStar Realty prior to the Spin-off and represents a non-employee grant subject to service-based vesting conditions, which was scheduled to vest on January 22, 2019, however, in September 2017, pursuant to the terms of the RSU award, a vesting event occurred and on October 2, 2017, the Company issued 83,333 shares of common stock in settlement of these RSUs. The RSUs were entitled to dividend equivalents prior to vesting and the dividends were settled in cash.

(5)	As of December 31, 2017, represented outstanding Absolute and Relative RSUs.

(6)	Includes the forfeiture of performance based RSUs issued to NSAM executives as part of historical bonus plans in connection with the change of control of NSAM.

8.	Stockholders’ Equity
Spin-off
In connection with the Spin-off, NorthStar Realty distributed to its common stockholders all of the common stock of the Company in a pro rata distribution of one share of the Company’s common stock for each six shares of NorthStar Realty common stock.
Share Repurchase
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of its outstanding common stock through November 2017. In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors. For the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. For the year ended December 31, 2016, the Company repurchased 5.7 million shares of its common stock for approximately $58.6 million. For the year ended December 31, 2015, the Company repurchased 3.6 million shares of its common stock for approximately $41.4 million. From the original authorization in November 2015 through December 31, 2017, the Company repurchased 9.3 million shares of its common stock for approximately $100.0 million.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
The following table presents dividends declared (on a per share basis) with respect to the years ended December 31, 2017, 2016 and 2015:

Common Stock
Declaration Date	Dividend Per Share
2017
March 7	$0.15
May 1	$0.15
August 2	$0.15
November 6	$0.15
2016
March 15	$0.15
May 10	$0.15
August 3	$0.15
November 1	$0.15
2015
November 23	$0.15
Earnings Per Share
The following table presents EPS for the years ended December 31, 2017, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(31,125)	$(61,753)	$(143,136)
Net income (loss) attributable to Unit Holders non-controlling interest	(372)	(778)	(1,052)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(31,497)	$(62,531)	$(144,188)
Denominator:(2)
Weighted average shares of common stock	55,073	57,875	62,184
Weighted average Unit Holders(1)	526	690	681
Weighted average shares of common stock and Unit Holders(2)	55,599	58,565	62,865
Earnings (loss) per share:
Basic	$(0.57)	$(1.07)	$(2.30)
Diluted	$(0.57)	$(1.07)	$(2.30)
____________________________________________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of December 31, 2017. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is reallocated based on the number of Unit Holders in total in proportion

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the number of Units Holders plus the number of shares of common stock outstanding. As of December 31, 2017 and 2016, the Company allocated $1.8 million and $2.3 million, respectively from stockholders’ equity to non-controlling interest on the consolidated balance sheets and consolidated statement of equity.
As of December 31, 2017, 420,359 Common Units and LTIP Units were outstanding, representing a 0.8% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the years ended December 31, 2017, 2016 and 2015 was a net loss of $0.4 million, $0.8 million and $1.1 million, respectively.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of December 31, 2017:
Interest rate caps	31	$1,193,012	$7,024	(2)	April 2020 - July 2023
Foreign currency forwards, net(3)	4	58,647	(5,270)	N/A	February 2018 - November 2018
Total	35	$1,251,659	$1,754

As of December 31, 2016:
Interest rate caps	32	$1,107,400	$8,659	(2)	January 2020 - July 2023
Foreign currency forwards(3)	20	72,806	5,070	N/A	February 2017 - November 2017
Total	52	$1,180,206	$13,729
_____________________________
(1)    Represents number of transactions.
(2)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(3)    Includes Euro currency forwards as of December 31, 2017 and Euro and U.K. Pounds Sterling currency forwards as of December 31, 2016.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	Balance Sheet	December 31, 2017	December 31, 2016
	Location
Interest rate caps	Derivative assets	$7,024	$8,659
Foreign currency forwards	Derivative assets	$—	$5,070
Foreign currency forwards	Derivative liabilities	$5,270	$—

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

		Years Ended December 31,
		2017	2016	2015
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$(2,726)	$(14,936)	$(8,897)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Unrealized gain (loss) on derivatives and other (1)	(5,270)	4,872	417
Adjustment to fair value of foreign currency forwards settled during the period	Unrealized gain (loss) on derivatives and other (1)	(5,070)	(219)	—
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	979	(787)	—
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2017 and December 31, 2016. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2017 and December 31, 2016.

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
Derivative Instruments
Derivative instruments consist of interest rate caps and foreign currency exchange contracts that are traded over-the-counter, and are valued using a third-party service provider. These quotations are not adjusted and are generally based on valuation models with observable inputs such as contractual cash flow, yield curve, foreign currency rates and credit spreads and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,193,012	$7,024	$7,024	$1,180,206	$13,729	$13,729
Preferred equity investment	35,347	35,347	35,783	—	—	—
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,234,642	$1,223,443	$1,231,321	$1,162,211	$1,149,119	$1,146,134
Derivative liabilities	58,647	5,270	5,270	—	—	—
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Obligations Under Ground Leases
The following table presents minimum future rental payments under the Company’s contractual ground lease obligations for certain building leaseholds for the year ended December 31, 2017 (dollars in thousands):

Years ending December 31:	Total(1)
2018	$705
2019	705
2020	705
2021	705
2022	705
Thereafter	46,828
Total minimum lease payments	$50,353
__________________

(1)	Represent two ground leases with an average expiry of 2095. None of these are paid directly by the tenants.
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the year ended December 31, 2017, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenue. This tenant has 6.4 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenue. Additionally, for the year ended December 31, 2017, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenue. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

13.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Rental income	$26,041	$27,747	$26,025	$25,536
Escalation income	5,265	5,641	5,558	5,161
Interest income	705	704	297	—
Interest expense	6,203	6,536	6,722	6,383
Management fee, related party	3,692	3,585	3,572	3,559
Transaction costs	4,552	332	973	260
Depreciation and amortization	14,535	14,396	12,520	12,563
Other, net(1)	15,893	13,906	12,720	27,760
Unrealized gain (loss) on derivatives and other	(795)	(3,472)	(7,655)	(941)
Realized gain (loss) on sales and other	13,735	1,681	1,981	4,970
Income (loss) before income tax benefit (expense)	76	(6,454)	(10,301)	(15,799)
Net income (loss)	2,537	(6,806)	(10,538)	(15,526)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	1,442	(6,770)	(10,447)	(15,350)
Earnings (loss) per share:(2)
Basic	$0.02	$(0.12)	$(0.19)	$(0.28)
Diluted	$0.02	$(0.12)	$(0.19)	$(0.28)
__________________

(1)	Primarily relates to properties - operating expenses, general and administrative expense, other expenses and compensation expense offset by other income.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Rental income	$25,700	$29,798	$33,990	$34,833
Escalation income	5,347	7,828	5,908	6,090
Interest expense	7,955	9,301	11,641	12,542
Management fee, related party	3,520	3,548	3,500	3,500
Transaction costs	(23)	150	1,652	831
Depreciation and amortization	13,715	13,989	18,404	18,871
Other, net(1)	20,531	19,585	44,271	16,962
Unrealized gain (loss) on derivatives and other	8,319	(4,982)	1,159	(15,753)
Realized gain (loss) on sales and other	20,460	3,814	4,622	(2,448)
Income (loss) before income tax benefit (expense)	14,128	(10,115)	(33,789)	(29,984)
Net income (loss)	13,902	(12,770)	(34,309)	(29,325)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	13,859	(12,721)	(33,909)	(28,982)
Earnings (loss) per share:(2)
Basic	$0.25	$(0.22)	$(0.57)	$(0.49)
Diluted	$0.24	$(0.22)	$(0.57)	$(0.49)
__________________

(1)	Primarily relates to properties - operating expenses, general and administrative expense, impairment loss, other expenses and compensation expense offset by other income.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity- Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investment secured by interest in a European prime office property.

•	Corporate - The corporate segment significantly includes corporate level interest expense, management fee and general and administrative expenses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$105,349		$—	$—		$105,349
Escalation income	21,625		—	—		21,625
Interest income	—		1,706	—		1,706
Expenses
Interest expense(1)	24,989		—	855		25,844
Management fee, related party	—		—	14,408		14,408
Transaction costs(4)	—		538	5,579		6,117
Depreciation and amortization	54,014		—	—		54,014
Other, net	20,887	(2)	72	39,816	(3)	60,775
Income (loss) before income tax benefit (expense)	27,084		1,096	(60,658)		(32,478)
Income tax benefit (expense)	2,145		—	—		2,145
Net income (loss)	$29,229		$1,096	$(60,658)		$(30,333)
Balance Sheets:
December 31, 2017
Total Assets	$1,901,282		$37,133	$2,502		$1,940,917
___________________________________

(1)	Includes $2.4 million and $0.4 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps offset by other income and realized gain on sales.

(3)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

(4)	Transaction costs relates to costs associated with amending the management agreement in our corporate segment and other transaction costs in our preferred equity segment.

	Year Ended December 31, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Revenues
Rental income	$124,321		$—		$124,321
Escalation income	25,173		—		25,173
Expenses
Interest expense(2)	30,974		10,465		41,439
Management fee, related party	—		14,068		14,068
Transaction costs(5)	—		2,610		2,610
Depreciation and amortization	64,979		—		64,979
Other, net	57,546	(3)	28,612	(4)	86,158
Income (loss) before income tax benefit (expense)	(4,005)		(55,755)		(59,760)
Income tax benefit (expense)	(2,742)		—		(2,742)
Net income (loss)	$(6,747)		$(55,755)		$(62,502)
Balance Sheets:
December 31, 2016
Total Assets	$1,835,531		$9,861		$1,845,392
___________________________________

(1)	The Company did not have a preferred equity segment for the year ended December 31, 2016.

(2)	Includes $3.7 million and $3.4 million of amortization of deferred financing costs in the real estate and corporate segments, respectively.

(3)	Primarily relates to properties - operating expense, realized loss on the sale of real estate and impairment loss on real estate offset by the realized gain on foreign currency translation and other.

(4)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards. Includes an allocation of general and administrative expense from the Manager of $0.2 million.

(5)	Transaction costs primarily relate to costs associated the Mergers in our corporate segment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2015
Statement of Operations:	Real Estate Equity		Corporate		Total
Revenues
Rental income	$101,023		$—		$101,023
Escalation income	18,822		—		18,822
Expenses
Interest expense(1)	25,365		10,764		36,129
Management fee, related party	—		2,333		2,333
Transaction costs(4)	120,101		—		120,101
Depreciation and amortization	56,283		—		56,283
Other, net	24,237	(2)	25,580	(3)	49,817
Income (loss) before income tax benefit (expense)	(106,141)		(38,677)		(144,818)
Income tax benefit (expense)	675		—		675
Net income (loss)	$(105,466)		$(38,677)		$(144,143)
Balance Sheets:
December 31, 2015
Total Assets	$2,544,992		$138,058		$2,683,050
___________________________________

(1)	Includes $2.9 million and $3.0 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expense, unrealized loss on interest rate caps and impairment loss on goodwill offset by the realized gain on the sale of real estate and other income.

(3)	Primarily relates to general and administrative expense, compensation expense and unrealized loss on foreign currency forwards.

(4)	Transaction costs primarily represents expenses such as real estate transfer tax and professional fees related to the acquisitions in 2015 in our real estate equity segment.
Geography
The following table presents geographic information about the Company's total rental and escalation income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017		2016	2015
Office
Germany	$51,241		$53,743	$31,969
United Kingdom	36,984		38,483	36,882
France	20,051		19,551	13,802
Other	14,167	(1)	30,656	31,001
Subtotal	122,443		142,433	113,654
Other	4,531		7,061	6,191
Total	$126,974		$149,494	$119,845
__________________

(1)	Includes an asset in Portugal and an asset in the Netherlands which are classified as held-for-sale as of December 31, 2017.

15.	Subsequent Events
Dividends
On March 7, 2018, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on March 23, 2018 to stockholders of record as of the close of business on March 19, 2018.
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors.

Disposals
In February 2018, the Company agreed a definitive sale and purchase agreement to sell the Maastoren property, the Company’s largest non-core asset, for approximately $190 million. The Company expects to release approximately $60 million of net equity after repayment of financing (including release premium) and transaction costs.
Credit Facility
In March 2018, the Company amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.

NORTHSTAR REALTY EUROPE AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2017
(Dollars in Thousands)

Column A		Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Asset	Location	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)(4)	Date Acquired	Life on Which Depreciation is Computed
Germany(3)
Trianon	Frankfurt	$395,293	$89,410	$518,441	$10,388	$89,410	$528,829	$618,239	$(39,122)	$579,117	7/15/2015	40 years
Valentinskamp	Hamburg	34,646	24,609	30,086	4,653	24,609	34,739	59,348	(2,851)	56,497	4/1/2015	40 years
Parexel	Berlin	30,912	8,425	37,703	1	8,425	37,704	46,129	(2,799)	43,330	4/8/2015	40 years
Drehbahn	Hamburg	29,251	27,287	10,628	726	27,287	11,354	38,641	(1,430)	37,211	4/1/2015	40 years
Ludwigstrasse	Cologne	19,696	12,435	20,026	486	12,435	20,512	32,947	(1,736)	31,211	4/8/2015	40 years
Dammtorwall	Hamburg	15,105	7,046	14,082	132	7,046	14,214	21,260	(1,275)	19,985	4/1/2015	40 years
Uhlandstrasse	Frankfurt	12,576	4,504	15,916	1,998	4,504	17,914	22,418	(1,454)	20,964	4/8/2015	40 years
Munster	Germany	5,998	2,811	5,689	1,515	2,811	7,204	10,015	(499)	9,516	4/8/2015	40 years
Subtotal		543,477	176,527	652,571	19,899	176,527	672,470	848,997	(51,166)	797,831
France
Berges de Seine	Paris, Issy	96,129	100,198	55,317	134	100,198	55,451	155,649	(5,400)	150,249	4/1/2015	40 years
Mac Donald	Paris, Other	54,742	34,505	44,831	7	34,505	44,838	79,343	(4,214)	75,129	4/1/2015	40 years
Marceau	Paris, CBD	26,209	35,505	13,586	1,357	35,505	14,943	50,448	(1,378)	49,070	4/8/2015	40 years
Joubert	Paris, CBD	6,959	10,547	4,353	57	10,547	4,410	14,957	(390)	14,567	4/8/2015	40 years
Subtotal		184,039	180,755	118,087	1,555	180,755	119,642	300,397	(11,382)	289,015
United Kingdom
Portman Square	London, West End	140,144	—	188,366	2,229	—	190,595	190,595	(14,569)	176,026	4/1/2015	40 years
Condor House	London, City	110,682	16,767	126,575	1,582	16,767	128,157	144,924	(10,670)	134,254	4/1/2015	40 years
Glasgow	Other	5,054	2,474	7,043	—	2,474	7,043	9,517	(560)	8,957	4/8/2015	40 years
Chiswick	Greater London	8,385	6,906	6,641	12	6,906	6,653	13,559	(532)	13,027	4/8/2015	40 years
St Albans	Greater London	3,887	2,083	4,830	7	2,083	4,837	6,920	(454)	6,466	4/8/2015	40 years
Subtotal		268,152	28,230	333,455	3,830	28,230	337,285	365,515	(26,785)	338,730
Other(5)
IC Hotel	Germany, Berlin	12,148	864	22,919	129	864	23,048	23,912	(1,572)	22,340	4/8/2015	40 years
Ibis Berlin	Germany, Berlin	8,432	903	12,474	—	903	12,474	13,377	(853)	12,524	4/8/2015	40 years
Neuermarkt	Germany, Werl	1,815	995	2,748	99	995	2,847	3,842	(240)	3,602	4/8/2015	40 years
Marly	France, Greater Paris	22,024	5,069	44,034	5	5,069	44,039	49,108	(3,094)	46,014	4/8/2015	40 years
Kirchheide	Germany, Other	—	348	1,394	—	348	1,394	1,742	(264)	1,478	4/8/2015	40 years
Subtotal		44,419	8,179	83,569	233	8,179	83,802	91,981	(6,023)	85,958
Grand Total		$1,040,087	$393,691	$1,187,682	$25,517	$393,691	$1,213,199	$1,606,890	$(95,356)	$1,511,534

Held-for-Sale
Office123	Portugal	$—	$670	$12,000	$114	$670	$12,114	$12,784	$(874)	$11,910	4/8/2015	40 years
Maastoren	Netherlands	87,444	11,441	148,534	561	11,441	149,095	160,536	(11,795)	148,741	4/1/2015	40 years
Grand Total		$87,444	$12,111	$160,534	$675	$12,111	$161,209	$173,320	$(12,669)	$160,651
______________________

(1)	Excludes the preferred equity certificates of $107.1 million.

(2)	Aggregate cost for federal income tax purposes is $1.7 billion as of December 31, 2017.

(3)	German office properties comprise nine buildings.

(4)	Excludes intangibles.

(5)	Represents retail, industrial and hotel (net lease) assets.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2017
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio as of December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Beginning balance	$1,614,432	$2,120,460	$55,413
Property acquisitions	—	—	2,080,038
Reclassification	—	(733)	—
Transfers to held for sale	(173,320)	(23,138)	(5,330)
Improvements	18,033	10,792	3,414
Retirements and disposals	(60,234)	(353,883)	(14,514)
Foreign currency translation	207,979	(139,066)	1,439
Ending balance	$1,606,890	$1,614,432	$2,120,460
The following table presents changes in accumulated depreciation as of December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Beginning balance	$(63,585)	$(35,303)	$(517)
Depreciation expense	(40,196)	(45,219)	(35,842)
Assets held for sale	12,669	811	31
Retirements and disposals	5,722	10,635	213
Foreign currency translation	(9,966)	5,491	812
Ending balance	$(95,356)	$(63,585)	$(35,303)

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
(b) Changes in internal control over financial reporting.
Our Manager has substantially completed the process of integrating the systems, processes and internal controls of Colony, NSAM and NorthStar Realty Finance. The Company leverages these systems, processes and internal controls to conduct its operations. We will continue to review our internal control practices, in conjunction with our Manager, in consideration of future integration and post merger activities.
Except as described above in the preceding paragraph, during the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 9, 2018 NorthStar Realty Europe Corp. (“NRE”), as parent guarantor, amended its senior secured revolving credit facility (as amended, the “Credit Agreement”), originally dated as of April 6, 2017, with NorthStar Realty Europe Limited Partnership, as borrower (the “Borrower”), Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. (“Bank of America”) as administrative agent and a lender providing for a revolving loan facility (the “Loan Facility”) to (i) add Deutsche Bank AG, New York Branch as a Lender, (ii) increase total Lender commitments from $35 million to $70 million, (iii) to provide an uncommitted accordion feature where the facility amount may be increased up to an aggregate amount of $105 million after giving effect to such increase and (iv) to extend the Credit Agreement’s maturity date by a year to April 6, 2020. The Credit Agreement contains a one year extension at the Borrower’s option upon satisfaction of the extension conditions contained therein. The Credit Agreement otherwise has not been substantively modified and continues to contain substantially the same economic terms, security, covenants and events of default as prior to the amendment.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.
Our Directors
Our board of directors presently consists of seven members. On August 17, 2017, each of Messrs. Richard B. Saltzman, Mario Chisholm, Oscar Junquera, Wesley D. Minami, and Mses. Judith A. Hannaway and Dianne Hurley were elected to serve on our board of directors until the 2018 annual meeting of our stockholders and until his or her successor is duly elected and qualified. On November 6, 2017, Mr. Mahbod Nia was elected to serve on our board of directors from January 11, 2018 until the 2018 annual meeting of our stockholders and until his successor is duly elected and qualified. Set forth below is each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Also set forth below are the specific experience, qualifications, attributes and skills of the directors that led our board of directors to conclude that each such person should serve as our director:

Name	Age	Position
Richard B. Saltzman	61	Chairman
Mahbod Nia	41	Director
Mario Chisholm	34	Independent Director
Judith A. Hannaway	65	Independent Director
Oscar Junquera	64	Independent Director
Wesley D. Minami	61	Independent Director
Dianne Hurley	55	Independent Director
Richard B. Saltzman. Mr. Saltzman, has served as our director since February 2017 and as Chairman since January 2018. Mr. Saltzman also serves as the President and Chief Executive Officer and a member of the Board of Directors of CLNS, having previously held the positions of President and Chief Executive Officer and a member of the Board of Directors of Colony Capital, Inc., the predecessor to CLNS. In addition, he is Chairman of the Board of Directors of Colony NorthStar Credit Real Estate, Inc. (NYSE: CLNC), a company that is externally managed by CLNS.
Prior to joining the Colony Capital business in 2003, Mr. Saltzman spent 24 years in the investment banking business primarily specializing in real estate-related businesses and investments. Most recently, he was a Managing Director and Vice Chairman of Merrill Lynch’s investment banking division. As a member of the investment banking operating committee, he oversaw the firm's global real estate, hospitality and restaurant businesses. Previously, he also served as Chief Operating Officer of Investment Banking and had responsibility for Merrill Lynch’s Global Leveraged Finance business. Mr. Saltzman was also responsible for various real estate-related principal investments, including the Zell/Merrill Lynch series of funds which acquired more than $3.0 billion of commercial real estate assets and where he was a member of the investment committee.
Mr. Saltzman also serves on the Board of Directors of Kimco Realty Corporation (NYSE: KIM). Previously, he served on the Board of Trustees of Colony Starwood Homes (NYSE: SFR) from January 2016 to June 2017. He was also previously a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), on the board of directors of the Real Estate Roundtable and a member of the Board of Trustees of the Urban Land Institute, Treasurer of the Pension Real Estate Association, a Director of the Association of Foreign Investors in Real Estate and a past Chairman of the Real Estate Capital Policy Advisory Committee of the National Realty Committee.
Mr. Saltzman received his Bachelor of Arts from Swarthmore College in 1977 and a Master of Science in Industrial Administration from Carnegie Mellon University in 1979.
Consideration for Recommendation: Mr. Saltzman’s expertise in real estate-related businesses, investments and capital markets, developed through more than 38 years of real estate principal investing and investment banking experience, provides a valuable perspective to our board of directors in developing, leading and overseeing our business. Mr. Saltzman’s current and past service on the boards of a real estate investment trust and other real estate-based organizations also provides our board of directors with valuable perspectives into the real estate industry.
Mahbod Nia. Mr. Nia has served as our Chief Executive Officer and President since June 2015 and as a director since January 2018. Mr. Nia also serves as Managing Director at CLNS, a position he has held since January 2017 and served as Managing Director and Head of European Investments at NSAM, a position he held from July 2014 to January 2017.
Prior to joining NSAM, from 2010 to July 2014, Mr. Nia acted as an independent advisor, including for PanCap Investment Partners, a European real estate investment and advisory firm with clients including Goldman Sachs (Real Estate Principal

Investments Area) and other blue chip institutions. From 2007 to 2009, Mr. Nia was a Senior Executive Director in the Real Estate Banking Group at Goldman Sachs. Prior to 2007, Mr. Nia served in various positions at Citigroup Inc. (formerly Salomon Brothers).
Mr. Nia holds a Masters in Economics and Finance from the University of Warwick and a First Class Honors degree in Economics for Business.
Consideration for Recommendation: As our Chief Executive Officer and President, Mr. Nia offers our board an intuitive perspective of our business and operations as a whole. Mr. Nia also has significant experience in all aspects of the commercial real estate markets, with a particular focus in Europe. Mr. Nia is able to draw on his extensive knowledge to develop and articulate sustainable initiatives, operational risk management and strategic planning, which qualifies him to serve as our director.
Mario Chisholm. Mr. Chisholm has served as our independent director since October 2015. Mr. Chisholm is the Founding Principal of Sandman Ventures Ltd. (SVS Real Estate), which he founded in July 2014. SVS Real Estate is a London based company specializing in real estate, hospitality and PropTech. SVS Real Estate acts as an investor, advisor, asset manager and/or operating partner in real estate related transactions across the world. Additionally, in July 2014, SVS Real Estate invested in Spanish Real Estate asset manager Urban Input S.L. and Mr. Chisholm joined the investment committee of the group. In July 2014, Mr. Chisholm co-founded Uniq Residential S.L., a real estate development company focused on residential and hospitality developments in Spain, and continues to serve as a board member. Prior to SVS Real Estate’s founding, Mr. Chisholm served as a real estate investor at Och-Ziff Capital Management Europe Ltd from July 2011 to June 2014, during which time he negotiated and completed various pan-European real estate transactions across a wide array of asset classes, multiple geographies and across the capital structure. From March to 2011, Mr. Chisholm served as a real estate professional at Benson Elliot Services Ltd, where he managed various real estate development projects in the Iberian Region and in Hungary.
Between 2005 and 2009, Mr. Chisholm also served as a real estate finance banker at Goldman Sachs International, served as a real estate finance/securitization analyst at Citigroup Global Markets Ltd, (Citigroup) and carried out a real estate related study for the European Central Bank monetary policy division in Frankfurt, Germany.
Mr. Chisholm also holds a position as a board member of Spanish high-street retail REIT, Tander Inversiones SOCIMI S.A., and PropTech start-ups EnergyDeck Ltd and Lavalocker S.L.
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
Judith A. Hannaway. Ms. Hannaway has served as our lead independent director since October 2015. During the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway also serves as an independent director of Fortress Transportation & Infrastructure LLC since January 2018, and previously served as an independent director of NorthStar Realty Finance Corp. and NorthStar Asset Management Group Inc. from September 2004 and June 2014, respectively through January 2017.
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
Mr. Junquera holds a Bachelor of Science from the University of Pennsylvania’s Wharton School and a Master of Business Administration from Harvard Business School.
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
Dianne Hurley. Ms. Hurley has served as our independent director since July 2016. Ms. Hurley has served as an independent director and member of the audit committee of NorthStar/RXR New York Metro Real Estate since February 2015, as an independent director and audit committee chair of Griffin-American Healthcare REIT IV, Inc. since February 2016, and as an independent director and audit committee chair of NorthStar Real Estate Capital Income Fund since March 2016.
Ms. Hurley is the Chief Administrative Officer of A&E Real Estate, an owner/operator of multifamily properties in the New York City Metropolitan area, where she has worked on all aspects related to the firm’s management since March 2017. Prior, from January 2015, she was an operational consultant to startup asset management firms including Stonecourt Capital LP, Imperial Companies and RedBird Capital Partners. Previously, Ms. Hurley served from November 2011 to January 2015, as Managing Director of SG Partners, a boutique executive search firm, where her responsibilities included business development private equity, hedge fund, real estate and investor relations recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in real estate and corporate finance at Edison Schools Inc. and in the real estate department at Goldman Sachs.
Ms. Hurley holds a Bachelor of Arts from Harvard University and a Master of Business Administration from Yale School of Management.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2017 by Section 16(a) of the Exchange Act were timely made.
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
Code of Business Conduct and Ethics
We adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our code of business conduct and ethics prohibits employees from providing gifts, meals or anything of value to government officials or employees or members of their families without prior written approval from our General Counsel. The code is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
Corporate Governance Guidelines
Our board of directors adopted our Corporate Governance Guidelines to assist in the exercise of its responsibilities. These guidelines set forth our practices and policies with respect to among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. The full text of our Corporate Governance Guidelines will be available on our website at www.nrecorp.com on or prior to the date of the Spin-off. A copy will also be able to be obtained by writing to NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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

A copy of the Audit Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
A copy of the Compensation Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.nrecorp.com under the heading “Investor Relations-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
Executive Officers
Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below is information regarding the individuals who serve as our executive officers, other than Mr. Nia, whose biographical information is provided under “Board of Directors.”

Name	Age	Position
Mahbod Nia	41	Chief Executive Officer and President
Keith A. Feldman	41	Chief Financial Officer and Treasurer
Trevor K. Ross	40	General Counsel and Secretary

Keith Feldman. Mr. Feldman has served as our Chief Financial Officer and Treasurer since May 2017. Mr. Feldman also serves as a managing director of Colony NorthStar, Inc., a position he has held since January 2017 and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony NorthStar, Inc., from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase and KPMG LLP. Mr. Feldman received a Bachelor of Science in accounting from Binghamton University. Mr. Feldman is a CFA charterholder.
Trevor K. Ross. Mr. Ross has served as our General Counsel and Secretary since September 2015. Mr. Ross is responsible for the management of legal affairs and generally provides legal and other support to the operations of NorthStar Realty Europe Corp. Mr. Ross also serves as Managing Director, Deputy General Counsel, Europe at Colony NorthStar, Inc., a position he has held since January 2017. Mr. Ross is responsible for the management of European legal affairs and generally provides legal and other support to the European operations of Colony NorthStar.
Prior to joining us, Mr. Ross was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Ross practiced at Hunton & Williams from September 2002 until August 2015 where he advised numerous REITs and other specialty finance companies and specialized in capital markets transactions, mergers and acquisitions, securities law compliance and corporate governance matters. Mr. Ross holds a Bachelor of Business Administration in finance and accounting from Mercer

University and a Juris Doctor, cum laude, from the Mercer University School of Law where he served as the Articles Editor of the Mercer Law Review.
Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by the Asset Manager. For purposes of this disclosure, our named executive officers include Messrs. Nia, Feldman and Ross, all of whom are employees of the Asset Manager utilized by the Asset Manager to provide management services for us. During 2017, all of the compensation that we paid to our named executive officers consisted of equity compensation issued pursuant to the terms of the management agreement with the Asset Manager.
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a smaller reporting company.
Compensation Paid Pursuant to Management Agreement
Management Agreement
Pursuant to the terms of the management agreement that we entered into with the Asset Manager in connection with the Spin-off, we, together with NorthStar Realty, were obligated to pay directly or reimburse the Asset Manager for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determined should be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of the Asset Manager during any year. Subject to this overall limitation, the management agreement provided that the specific amount to be paid by us was to be determined by NSAM’s compensation committee in its discretion. NSAM’s compensation committee also had the discretion to determine whether this compensation was to be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock were not available for issuance under our equity compensation plan, we retained the right to pay such compensation in the form of RSUs, LTIP Units or other securities that may be settled in cash. The management agreement provided for the equity compensation payable by us each year to be allocated on an individual-by-individual basis at the discretion of NSAM’s compensation committee and, as long as the aggregate amount of the equity compensation for such year did not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation payable by us could be greater or less than 50% of that individual’s total equity compensation.
2017 Equity Awards under the Management Agreement
In recognition of our named executive officers’ performance in 2016, NSAM’s compensation committee decided to award long-term bonuses in equity to our named executive officers in early 2017 consisting in part of restricted shares of our common stock. As a result, in order to fulfill our obligations under the management agreement, we issued restricted shares of our common stock to our named executive officers under the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, or the 2015 Plan, on January 2, 2017, as follows: Mr. Nia - 80,064 shares; Mr. Feldman - 30,323 shares; and Mr. Ross - 9,608 shares. Based on the terms established by NSAM, which were consistent with the terms of the restricted shares of our common stock granted in 2015, these shares were subject to vesting in three substantially equal annual installments on December 31, 2017, 2018 and 2019 or, for Mr. Feldman, 12 substantially equal quarterly installments from April 2017 through January 2020, based on the named executive officer’s continued employment with NSAM or one of its subsidiaries through such dates, subject to acceleration upon a change of control of NRE or NSAM. The Mergers constituted a change of control of NSAM and, as a result, all of our unvested equity awards that were granted to our named executive officers prior to the closing of the Mergers that were scheduled to vest based solely on continued employment, including the restricted shares of our common stock granted in January 2017, were, in accordance with their terms, 100% vested upon the closing of the Mergers.
In addition, in June 2017, the compensation committee of Colony NorthStar (as the successor to NSAM following the Mergers) granted a retention stock award to Mr. Nia and, consistent with the terms of the management agreement, determined that a portion should be paid in restricted shares of our common stock. As a result, in order to fulfill our obligations under the management agreement, we issued 121,048 restricted shares of our common stock under the 2015 Plan to Mr. Nia in June 2017. Based on the terms established by Colony NorthStar, one-third of these shares were scheduled to vest on January 10, 2019 and the remaining two-thirds were scheduled to vest on January 10, 2020, subject to Mr. Nia’s continued service to us, Colony NorthStar, a company managed by Colony NorthStar or any of their subsidiaries through such dates, subject to acceleration in certain circumstances. The restricted shares are subject to a clawback provision that applies in the event we are required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws relating to the amount of the award earned or accrued during the twelve-month period following the first public issuance or filing of the noncompliant financial document. Additionally, if Mr. Nia takes actions in violation or breach of or in conflict with any of our policies or procedures or agreement with or obligation to us, Colony NorthStar, a company managed by Colony NorthStar or any of their subsidiaries then we have the right to cause the forfeiture of any unvested restricted shares and repayment to us of any restricted shares that vested during the two-year period prior to such actions.
Amended and Restated Management Agreement
On November 9, 2017, we entered into an amended and restated management agreement with the Asset Manager effective as of January 1, 2018. Pursuant to the amended and restated management agreement, the Asset Manager continues to be solely responsible for determining and paying all non-equity compensation to our named executive officers. With respect to equity compensation, each year our Compensation Committee will, in its sole discretion, determine the aggregate amount, type and the terms of an equity compensation pool (which may include shares of our restricted stock, RSUs, LTIP Units or other applicable forms of equity or other stock-based awards in our company) to be allocated among members of management of our company and other employees of the Asset Manager. The Asset Manager will then have the discretion to allocate this annual equity compensation pool for each year among the members of management of our company, including our named executive officers, and other employees of the Asset Manager. In addition, as described below, we have agreed to pay or reimburse the Asset Manager for 50% of any cash severance payable by the Asset Manager to Mr. Nia in the event his employment is terminated in certain circumstances; provided that, in most circumstances, our payment or reimbursement obligation only applies if our Board has consented to the termination or actions resulting in the termination.
Compensation Paid by the Asset Manager
We generally do not pay any compensation to our named executive officers or specifically reimburse the Asset Manager for compensation it pays to our named executive officers, except for equity compensation as described above, and we are not responsible for determining the amount of any compensation paid to our named executive officers by the Asset Manager. As described below, we have agreed to pay or reimburse the Asset Manager for 50% of any cash severance payable by the Asset Manager to Mr. Nia in the event his employment is terminated in certain circumstances; provided that, in most circumstances, our payment or reimbursement obligation only applies if our Board has consented to the termination or actions resulting in the termination. The management agreement with the Asset Manager did not require, and the amended and restated management agreement with the Asset Manager does not require, that any specified amount or percentage of the management fees that we pay to the Asset Manager be allocated to our named executive officers. However, in order to allow us to provide our stockholders with more information regarding the compensation of our named executive officers, the Asset Manager has informed us that it estimates that the aggregate compensation paid by the Asset Manager to our named executive officers that may reasonably be associated with their management of our company totaled $4.2 million for 2017, including cash compensation and the value of equity compensation. This aggregate amount represents approximately 29% of the $14.4 million in total management fees (including the base management fee and incentive fee, if any) paid by us to the Asset Manager for 2017. Of this aggregate amount, the Asset Manager has informed us that approximately 25% represented fixed compensation (e.g., salaries) and 75% represented variable compensation (e.g., performance-based bonuses and long-term equity-based compensation). The Asset Manager has informed us that it does not use a specific formula to calculate the variable compensation it pays to our named executive officers’ compensation and that, generally, in determining each named executive officer’s variable compensation, the Asset Manager takes into account factors such as the individual’s position, experience and contribution to our business and the Asset Manager’s business, such individual’s performance and the performance of our company and the Asset Manager, the management fees generated by the Asset Manager from our company, competitive market dynamics and any contractual commitments the Asset Manager has with such individual.
Summary Compensation Table
The following table sets forth the compensation for each of our named executive officers in accordance with Item 402(n) of Regulation S-K.

Name and Principal Position	Year($)(1)	Stock Awards ($)(2)	Total Compensation ($)
Mahbod Nia	2017	$2,550,100	$2,550,100
Chief Executive Officer and President	2016	4,894,629	4,894,629
	2015	—	—
Keith A. Feldman	2017	384,496	384,496
Chief Financial Officer and Treasurer
Trevor K. Ross	2017	121,829	121,829
General Counsel and Secretary	2016	586,827	586,827
___________________

(1)
During 2015, the only one of our executive officers who was a “named executive officer” for whom compensation related disclosures were required to be provided was our Chief Executive Officer and President, Mahbod Nia. We did not pay Mr. Nia for serving in his position in 2015, and accordingly, no compensation was reportable for that year.

(2)	Represents the grant date fair value, computed in accordance with FASB ASC Topic 505, of awards that were granted to our named executive officers in the applicable year.
Outstanding Equity Awards at Fiscal Year-End 2017
The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2017.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market or Payout Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mahbod Nia	121,048	1,625,675	290,323	3,899,038
Keith A. Feldman	—	—	54,435	731,062
Trevor K. Ross	—	—	36,290	487,375
___________________

(1)
All equity awards granted prior to the Mergers which were subject to the named executive officer’s continued employment through the applicable vesting date were vested in full in accordance with their terms upon the closing of the Mergers. With respect to Mr. Nia only, represents the unvested portion of restricted shares of our common stock that were granted on June 30, 2017 as a retention award in connection with his entry into an Amended and Restated Employment Agreement with Colony NorthStar UK, Ltd. Such shares are scheduled to vest as follows: one-third of the shares will vest on January 10, 2019 and the remaining two-thirds of the shares will vest on January 10, 2020, in each case subject to his continued employment through each such vesting date.

(2)
The value of the awards reflected in the table is based on a price per share or unit of $13.43 per share, which was the closing price on the NYSE of one share of our common stock as of December 29, 2017.

(3)
Represents Absolute TSR RSUs and Relative TSR RSUs that were granted in connection with the Spin-off that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2019. Assuming our performance for the four-year performance period applicable to these awards continues at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2017, each named executive officer would fully earn the Absolute TSR RSUs and Relative TSR RSUs. As a result, the table reflects 100% of the Absolute TSR RSUs and 125% of the Relative TSR RSUs, which represents the number of RSUs that would be earned if the respective “maximum” performance goal was achieved for each of the Absolute TSR RSUs and Relative TSR RSUs. See “Spin-Off Grants-Absolute TSR RSUs and -Relative TSR RSUs” below for additional information relating to these equity awards.

Spin-Off Grants
In connection with the Spin-off, on March 7, 2016, our Compensation Committee granted RSUs subject to the achievement of performance-based vesting conditions under the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, or the 2015 Plan, to our named executive officers and other executives or employees of the Asset Manager. These grants were made in order to provide long-term incentives to the recipients following the Spin-off and align their interests with those of our stockholders. Approximately 50% of the RSUs, which we refer to as the Absolute TSR RSUs, are subject to the achievement of performance-based hurdles relating to our absolute total stockholder return, or TSR. The other 50% of the RSUs, which we refer to as the Relative TSR RSUs, are subject to the achievement of performance-based hurdles based on our TSR relative to the MSCI US REIT Index. The terms of these grants are described in further detail below.
Absolute TSR RSUs
The Absolute TSR RSUs will only vest if and to the extent our TSR during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by Colony NorthStar or one of its subsidiaries through the end of such period. In order for all of the RSUs to vest, our annual compounded TSR must equal or exceed 15% during this period. An amount equal to at least 25% but less than 100% of the RSUs will vest if our annual compounded TSR equals or exceeds 8% and is less than 15%, which amount shall be determined through linear interpolation. None of the RSUs will vest if our annual compounded TSR for this period is less than 8%. Upon vesting pursuant to the terms of the Absolute RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Relative TSR RSUs
The Relative TSR RSUs will only vest if and to the extent our relative TSR compared to the MSCI US REIT Index during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by Colony NorthStar or one of its subsidiaries through the end of such period. The recipient will vest in 125% of the number of RSUs granted if our annual compounded TSR equals or exceeds 150% of the annual compounded total return generated by the MSCI US REIT Index during this period. An amount equal to at least 25% but less than 125% of the RSUs will vest and be earned if our annual compounded TSR equals or exceeds 50% and is less than 150% of the annual compounded total return generated by the MSCI

US REIT Index, which amount shall be determined through linear interpolation. None of the RSUs will vest or be earned if our annual compounded TSR is less than 50% of the annual compounded total return generated by the MSCI US REIT Index. In the event that our TSR or the total return generated by the MSCI US REIT Index is negative during this period, these percentages will be calculated in a manner that measures the difference in absolute value between our annual compounded TSR and the annual compounded total return generated by MSCI US REIT Index as compared to the absolute value of the annual compounded total return generated by MSCI US REIT Index. Upon vesting pursuant to the terms of the Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Termination and Change of Control Arrangements
We do not have any contracts, plans or arrangements that provide for payment to any of our named executive officers in connection with any termination, change of control of NRE or change in such officer’s responsibilities, other than those as discussed below.
Spin-off Grants
In the event that the employment of either Mr. Nia or Mr. Feldman with the Asset Manager is terminated without cause, by such executive for good reason or as a result of death or disability, then Messrs. Nia and Feldman will retain a pro rata percentage of the Absolute TSR RSUs and Relative TSR RSUs and vesting of the remaining amount will remain subject to the same performance-based criteria and will be determined at the end of the performance period; provided that the named executive officer executes a general release of claims in favor of our company and related persons and entities. With respect to Mr. Ross, in the event his employment is terminated for any reason prior to the conclusion of the performance period, he will forfeit the Absolute TSR RSUs and Relative TSR RSUs in full upon termination.
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
Reimbursement Agreement
We do not have employment agreements with our named executive officers, but we have entered into a Reimbursement Agreement, dated June 30, 2017, under which we have agreed to pay or directly reimburse the Asset Manager for severance paid to Mr. Nia. In the event that Mr. Nia’s employment with the Asset Manager is terminated either without cause, for good reason or as a result of the Asset Manager electing not to renew his current employment agreement at the expiration of its term, then we will be obligated to pay or directly reimburse the Asset Manager for 50% of any cash payments made by the Asset Manager in connection with such qualifying terminations of employment. Notwithstanding the foregoing, we will not be responsible for the reimbursement of any cash payments if our Board has not consented to the termination, non-renewal or other action taken by the Asset Manager with the intent to create good reason, as applicable.
Restricted Stock Award
Pursuant to the terms of the restricted shares of our common stock that we granted to Mr. Nia in June 2017, all of then unvested restricted shares will become fully vested in the event of a termination of Mr. Nia’s service without cause by us, Colony NorthStar, a company managed by Colony NorthStar or any of their subsidiaries, Mr. Nia’s resignation for good reason (as defined in his employment agreement with the Asset Manager) or a termination of Mr. Nia’s service due to his death or disability.
In addition, upon the occurrence of a change of control of our company or Colony NorthStar, all restricted shares will also become fully vested (i) if such shares are not assumed or equivalent securities substituted by our company or its successor or (ii) if so assumed or substituted, then upon a termination of Mr. Nia’s service without cause by us, Colony NorthStar, a company managed by Colony NorthStar or any of their subsidiaries or Mr. Nia’s resignation for good reason, in either case, within the 12-month period following the consummation of the change in control.
Director Compensation
The following sets forth the compensation that we pay to each director who is not an employee of ours or Colony NorthStar (i.e., each director other than Messrs. Saltzman and Nia, and, prior to their resignation, Messrs. Hamamoto and Tylis), whom we refer to collectively as non-management directors.
Our non-management directors’ fees are as follows: (i) Board members receive an annual director’s cash retainer fee of $75,000; (ii) the chairperson of the Audit Committee receives an additional annual fee of $25,000; (iii) the chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee receive an additional annual fee of $15,000; (iv) members of the Audit Committee (other than the chairperson) receive an additional annual fee of $15,000; (v) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an additional annual fee of $7,500; (vi) the Lead Non-Management Director of our Board receives an additional annual fee of $40,000; (vii) each Board member receives an additional $1,000 for attendance at Board meetings in excess of ten meetings per year; and (viii) each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional $1,000 for attendance at each committee meeting that exceeds six meetings per year. In addition, the non-management directors received a fee of $1,000 for attending each meeting of the Special Committee held during 2017 in connection with the amendment of the management agreement.
In connection with their re-election to our Board, our non-management directors automatically receive equity awards with a value of approximately $75,000. These annual equity awards are granted on the first business day following each annual meeting of our stockholders and are fully vested upon grant.
We will also automatically grant to any person who first becomes a non-management director an initial equity award with a value of approximately $75,000. These initial equity awards are granted on the date such non-management director first becomes a director and are fully vested upon grant.
Equity awards to our non-management directors may be in the form of restricted common stock, restricted stock units (“RSUs”) or units of partnership interest which are structured as profits interest in our LTIP units. The actual number of shares, RSUs or LTIP units that we grant is determined by dividing the fixed value of the grant by the closing sale price of our common stock on the NYSE on the grant date.
The following table provides information concerning the compensation of our directors for 2017.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)		Total

Mario Chisholm	$119,495	$75,000		$194,495
Judith A. Hannaway	160,289	75,000		235,289
Dianne Hurley	105,289	75,000		180,289
Oscar Junquera	126,789	75,000		201,789
Wesley D. Minami	129,003	75,000		204,003
Charles W. Schoenherr(3)	3,151	—		3,151
David T. Hamamoto(5)(6)	—	810,798	(4)	810,798
Albert Tylis(5)(6)	—	568,584	(4)	568,584
___________________________________

(1)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our directors in 2017. The grant date fair value of awards granted to our non-management directors was determined based on the closing price of our common stock on the grant date. As of December 31, 2017, none of the non-management directors nor Mr. Saltzman held any options or unvested stock awards in our company. For additional information with respect to Messrs. Hamamoto and Tylis, see note 4 below.

(2)	Mr. Saltzman did not receive any cash fees or equity awards from us during his service on our Board during 2017.

(3)	Mr. Schoenherr resigned from our Board and all committees thereof, effective as of January 10, 2017.

(4)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted in 2017 to Messrs. Hamamoto and Tylis. During 2017, Messrs. Hamamoto and Tylis were employees of Colony NorthStar or one of its subsidiaries and provided services to us pursuant to the management agreement. The awards granted to Messrs. Hamamoto and Tylis related to these services and included grants made in order to fulfill our obligations under the management agreement with the Asset Manager in connection with long-term bonuses that NSAM’s compensation committee determined should be paid in equity. These grants were comprised of the following:

Name	Time-Based Restricted Stock(a)	Performance-Based Restricted Stock(b)
David T. Hamamoto	51,363	12,379
Albert Tylis	36,019	8,681
___________________

(a)
Represents restricted shares of our common stock that were allocated by NSAM’s compensation committee as long-term bonus for 2016 that we were obligated to grant pursuant to the terms of the management agreement with the Asset Manager, which were scheduled to vest in substantially equal installments on the grant date and December 31, 2017, 2018 and 2019, subject to continued employment through the applicable vesting date and subject to acceleration upon a change of control of NRE or NSAM. The grant date fair value of the restricted shares of our common stock was based on the closing price of our common stock on the grant date. In accordance with the terms of the restricted stock award agreements, vesting of these awards accelerated in full upon the closing of the Mergers because the transaction resulted in a change of control of NSAM.

(b)
Represents restricted shares of our common stock that were allocated by NSAM’s compensation committee as long-term bonus for 2016 that we were obligated to grant pursuant to the terms of the management agreement with the Asset Manager. These shares were scheduled to vest immediately prior to the consummation of the Mergers, subject to the director’s continued employment with NSAM or one of its subsidiaries, or NorthStar Realty or one of its subsidiaries, though such vesting date and were subject to forfeiture if the Mergers did not occur.

(5)
As of December 31, 2017, Mr. Hamamoto held 158,065 unvested Absolute TSR RSUs and 158,064 unvested Relative TSR RSUs and Mr. Tylis held 125,807 Absolute TSR RSUs and 125,806 Relative TSR RSUs. The maximum number of shares of our common stock that may be issuable pursuant to these RSUs is equal to the number of RSUs outstanding, except, as described above under “Executive Compensation-Spin-off Grants-Relative TSR RSUs,” up to 125% of the outstanding Relative TSR RSUs could be earned.

(6)
Mr. Tylis resigned from our Board and all committees thereof, effective as of February 13, 2017. Mr. Hamamoto resigned from our Board and all committees thereof, effective as of January 11, 2018. In December 2017, in connection with Mr. Hamamoto’s resignation, we agreed to modify Mr. Hamamoto’s Absolute TSR RSUs and Relative TSR RSUs to remove the employment-based vesting conditions originally contained in such RSUs, although the original performance-based vesting conditions will continue to apply.

Director Compensation
Our Board adopted the following minimum stock ownership guidelines for non-management members of our Board:

Title	Guideline
Non-management Directors	A multiple of 3x annual director cash retainer
Ownership will include: (i) shares or LTIP units owned individually and by a person’s immediate family members or trusts for the benefit of his or her immediate family members; (ii) RSUs or LTIP units not yet vested; (iii) shares or LTIP units held in a 401(k) plan; and (iv) shares or LTIP units held in deferred or other compensation plans. Directors will not be permitted to sell or otherwise transfer any shares or LTIP units unless and until such time as they meet these stock ownership guidelines. We believe that requiring ownership of our stock creates alignment between directors and stockholders and encourages directors to act to increase stockholder value. As of December 31, 2017, all of the directors are in compliance with our stock ownership guidelines and there are currently no pledges of stock, RSUs, LTIP units or other equity awards by directors.
Compensation Committee Interlocks and Insider Participation
During 2017, the following directors, all of whom are independent directors, served on our Compensation Committee: Messrs. Chisholm and Junquera and Ms. Hannaway. None of our executive officers serve as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Stock
The following table set forth as of March 8, 2018, the number and percentage of shares of our common stock beneficially owned by:

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
The following table also sets forth the number and percentage of shares of our common stock beneficially owned by each person, known to us, to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock in each case, based solely on, and as of the date of, such person’s filing of Schedule 13D or Schedule 13G (or an amendment thereto) with the SEC:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Number		Percentage
Principal Stockholders
Colony Capital Operating Company, LLC
Colony NorthStar, Inc.	5,636,537	(3)
The Vanguard Group	5,465,032	(4)
Senvest Management, LLC
Richard Mashaal	4,757,009	(5)
BlackRock, Inc.	4,230,972	(6)
Vanguard Specialized Funds - Vanguard REIT Index Fund	3,532,827	(7)
Directors, Director Nominees and Executive Officers:
Richard B. Saltzman	—		*
Mario Chisholm	32,799		*
Judith A. Hannaway	33,776	(8)	*
Dianne Hurley	28,689		*
Oscar Junquera	35,789	(9)	*
Wesley D. Minami	40,991	(10)	*
Mahbod Nia	313,091	(11)	*
Keith A. Feldman	11,683	(12)	*
Trevor K. Ross	29,757	(13)	*
All directors and executive officers as a group	526,575		*
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

(3)
Based on information included in the Schedule 13D/A filed by Colony Capital Operating Company, LLC and Colony NorthStar, Inc. (collectively, “CLNS”) on December 1, 2017 (the “CLNS 13D”). According to the CLNS 13D, each of Colony Capital Operating Company, LLC and Colony NorthStar, Inc. beneficially owns 5,636,537 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of CLNS is 515 S. Flower Street, 44th Floor, Los Angeles, California 90071.

(4)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 9, 2018 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 5,465,032 shares of our common stock, with sole voting power over 60,284 shares, shared voting power over 17,260 shares, sole dispositive power over 5,391,149 shares and shared dispositive power over 73,883 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(5)
Based on information included in the Schedule 13G/A filed by Senvest Management, LLC and Richard Mashaal (collectively, “Senvest”) on February 12, 2018 (the “Senvest 13G”). According to the Senvest 13G, each of Senvest Management, LLC and Richard Mashaal beneficially owns 4,757,009 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of Senvest is 540 Madison Avenue, 32nd Floor, New York, NY 10022.

(6)
Based on information included in the Schedule 13G/A filed by BlackRock, Inc. on January 29, 2018 (the “BlackRock 13G”). According to the BlackRock 13G, BlackRock, Inc. beneficially owns 4,230,972 shares of our common stock, with sole voting power over 4,116,970 shares and sole dispositive power over 4,230,972 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)
Based on information included in the Schedule 13G/A filed by Vanguard Specialized Funds - Vanguard REIT Index Fund (“Vanguard Specialized Funds”) on February 2, 2018 (the “Vanguard Specialized Funds 13G”). According to the Vanguard Specialized Funds 13G, Vanguard Specialized Funds beneficially owns 3,532,827 shares of our common stock, with sole voting power over such shares. The address of Vanguard Specialized Funds is 100 Vanguard Blvd., Malvern, PA 19355.

(8)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units.

(9)	Includes 17,528 LTIP Units.

(10)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units.

(11)	Excludes 258,065 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(12)
Includes 5,780 Common Units. Excludes 48,387 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met. Mr. Feldman was appointed as our Chief Financial Officer and Treasurer effective on May 10, 2017.

(13)	Includes 1,773 Common Units. Excludes 32,258 shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

Equity Compensation Plan Information
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Incentive Plans(2)
Equity Compensation Plan Approved by Stockholders	1,872,619	—	8,172,533
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	1,872,619	—	8,172,533
___________________________________

(1)
As of December 31, 2017, represents shares of our common stock issuable (i) in exchange for 350,247 Common Units that were distributed in connection with the Spin-off with respect to units in the operating partnership of NorthStar Realty that were originally granted as equity compensation awards, (ii) in exchange for common units in our Operating Partnership into which 70,112 LTIP units may be converted conditioned on minimum allocations to the capital accounts of the LTIP units for federal income tax purposes and (iii) in exchange for 1,452,260 RSUs granted subsequent to the Spin-off, which remain to performance-based vesting hurdles and represent the number of shares of our common stock issuable at maximum performance. Each of the common units in our Operating Partnership is redeemable at the election of the holder; provided that upon receipt of a redemption request we may elect to exchange the tendered units for either (i) cash equal to the then fair value of one share of our common stock or (ii) one share of our common stock, at our option in our capacity as general partner of our Operating Partnership.

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
Management Agreement with our Manager
The Company entered into a management agreement with an affiliate of the Manager in November 2015. As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors (the “Board”). Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with the Manager provides for a base management fee and incentive fee.
Base Management Fee
For the years ended December 31, 2017, 2016 and 2015, the Company incurred $14.4 million, $14.1 million and $2.3 million, respectively, related to the base management fee. As of December 31, 2017 and 2016, $3.6 million and $3.5 million, respectively, was recorded in due to related party on the consolidated balance sheets. The base management fee to the Manager is calculated as 1.5% per annum of the sum of:

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

Incentive Fee
For the years ended December 31, 2017, 2016 and 2015, the Company did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses the Manager for costs and expenses incurred by the Manager on the Company’s behalf. In addition, the Manager may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with the Manager (the “G&A Allocation”). The Company’s management agreement with the Manager provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the total of: (a) the Company’s general and administrative expenses as reported in their consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to the Manager under the terms of the applicable management agreement and (4) any allocation of expenses to the Company (“NRE’s G&A”); and (b) the Manager’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of the Manager; less (ii) NRE’s G&A. The G&A Allocation may include the Company’s allocable share of the Manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to the Company’s affairs. In addition, the Company will pay directly or reimburse the Manager for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between the Manager and any of its executives, employees or other service providers.
The Company’s obligation to reimburse the Manager for the G&A Allocation and any severance, at the Manager’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the Company.
For the year ended December 31, 2017, the Manager did not allocate any general and administrative expenses to the Company. For the years ended December 31, 2016 and 2015, the Manager allocated $0.2 million and $0.4 million, respectively, to the Company. For the years ended December 31, 2017 and 2016, the Manager did not allocate any severance to the Company.
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
Management Agreement Amendment
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
Term; Renewals
The Amended and Restated Management Agreement provides for an initial term (beginning January 1, 2018) of five years (the “Initial Term”), with subsequent automatic renewals for additional three year terms, unless either party provides notice to the other party of its intention to decline to renew the agreement at least six months prior to the expiration of the then-current term. During the Initial Term, the Company can only terminate the Amended and Restated Management Agreement for cause (as described in the Amended and Restated Management Agreement).
If the Company elects not to renew the Amended and Restated Management Agreement at the end of a term, it will be obligated to pay the Asset Manager a termination fee (the “Termination Fee”) equal to three times the amount of the base management fees earned by the Asset Manager over the four most recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, the Company undergoes a “change of control” (as described in the Amended and Restated Management Agreement), the Company may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Asset Manager.
Assignment
The Amended and Restated Management Agreement provides that in the event of a change of control of the Asset Manager or other event that could be deemed an assignment of the Amended and Restated Management Agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The Amended and Restated Management Agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The Amended and Restated Management Agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by the Company or the Asset Manager, directly or indirectly, the surviving entity will succeed to the terms of the Amended and Restated Management Agreement.
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, the Company is obligated to pay quarterly, in arrears, in cash, the Asset Manager a base management fee per annum equal to:

•	1.50% of the Company’s reported EPRA NAV (as described in the Amended and Restated Management Agreement) for EPRA NAV amounts up to and including $2.0 billion; plus

•	1.25% of the Company’s reported EPRA NAV on any EPRA NAV amount exceeding $2.0 billion.
EPRA NAV is based on a U.S. GAAP balance sheet adjusted based on the Company’s interpretation of the European Public Real Estate Association (“EPRA”) guidelines, and similar as prior practices, including adjustments such as fair value of operating real estate, straight-line rent and deferred taxes and additional adjustments to be determined by the Company in good faith based on any changes to U.S. GAAP, international accounting standards or EPRA guidelines. In calculating EPRA NAV, the liquidation preference of preferred securities outstanding shall not be included as a liability of the Company and shall not reduce EPRA NAV.
Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Asset Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 and end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
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

Equity Based Compensation
In addition, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Asset Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by the Company’s compensation committee. The Asset Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Asset Manager.
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
Item 14. Principal Accountant Fees and Services
Aggregate fees billed by PricewaterhouseCoopers our principal accountant, for the fiscal years ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Years Ended December 31,
Type of Fee	2017	2016
Audit fees(1)	$3,076	$3,716
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3,076	$3,716
________________

(1)
Audit fees consisted principally of fees for the audit of our financial statements and registration statement-related services performed pursuant to SEC filing requirements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Fees for audit services for the fiscal years ended December 31, 2017 and 2016 include fees billed associated with the annual audits, the quarterly review of the Form 10-Q for the three month periods ended March 31, 2017, June 30, 2017, September 30, 2017, March 31, 2016, June 30, 2016 and September 30, 2016 and for other attest services, including issuance of consents and other documents filed by us with the SEC.

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

PART IV.

Item 15.   Exhibits and Financial Statements Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2017

(a) 3. Exhibit Index:

Exhibit Number		Description of Exhibit
2.1
Separation Agreement between NorthStar Realty Europe Corp. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)

3.1		Articles of Amendment and Restatement of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on October 23, 2015)
3.2		Bylaws of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)
10.1	*
Amended and Restated Asset Management Agreement amending that certain Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. dated as of November 9, 2017, by and among NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC

10.2	*
First Amendment to Credit Agreement and New Lender Joinder Agreement dated March 9, 2018, to amend the Amended and Restated Credit Agreement dated April 6, 2017, among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., the Lender party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.

10.3
Amended and Restated Credit Agreement, dated as of April 6, 2017, by and among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., as guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. as administrative agent and the other commercial bank lenders thereto (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K for the period April 6, 2017 and filed on April 6, 2017)

10.4
Waiver Letter by and among NorthStar Realty Europe Corp. and an affiliate of Colony NorthStar, Inc. dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.5
Amendment Agreement dated September 5, 2017 by and among Prime Holdco C-T S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as mandated lead arranger, lender, finance agent to the other finance parties thereto, and security trustee, and Capita Trust Company Limited, as English security trustee, to that certain Amendment and Restatement Agreement, dated as of July 1, 2015, by and among Prime Holdco C-T, S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as the agent, arranger and original lender, and the other parties identified therein (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K filed on September 11, 2017)

10.6
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Europe Limited Partnership dated October 31, 2015 (incorporated by reference to Exhibit 10.4 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)

10.7
Share Sale and Purchase Agreement, dated June 11 and 12, 2015, by and among Madison Trianon S.à r.l. and MSEOF Trianon S.à r.l., collectively as the sellers, and the several purchasers identified therein (incorporated by reference to Exhibit 10.9 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.8
Amendment and Restatement Agreement, dated as of July 20, 2015, to the Loan Agreement of September 25, 2014, between Geschäftshaus am Gendarmenmarkt GmbH, as borrower, and Landesbank Hessen-Thüringen Girozentrale, as lender (incorporated by reference to Exhibit 10.12 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.9
Second Amendment Agreement, dated June 21, 2016, by and among Geschäftshaus am Gendarmenmarkt GmbH and GMS Gebäudemanagement und Service GmbH as the Security Providers and Landesbank Hessen-Thüringen Girozentrale (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.10	+
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

99.1	*	Additional Material U.S. Federal Income Tax Considerations
101.0	*
The following materials from the NorthStar Realty Europe Corp. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Item 16.   Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	March 13, 2018	By:	/s/ MAHBOD NIA
			Name:	Mahbod Nia
			Title:	Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith A. Feldman and Trevor K. Ross and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MAHBOD NIA	Chief Executive Officer and President	March 13, 2018
Mahbod Nia	(Principal Executive Officer)

/s/ KEITH A. FELDMAN	Chief Financial Officer and Treasurer	March 13, 2018
Keith A. Feldman	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD B. SALTZMAN	Chairman and Director	March 13, 2018
Richard B. Saltzman

/s/ JUDITH A. HANNAWAY	Director	March 13, 2018
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 13, 2018
Wesley D. Minami

/s/ MARIO CHISHOLM	Director	March 13, 2018
Mario Chisholm

/s/ OSCAR JUNQUERA	Director	March 13, 2018
Oscar Junquera

/s/ DIANNE HURLEY	Director	March 13, 2018
Dianne Hurley