Form 10-K/A
period 2017-12-31
NorthStar Realty Europe Corp.
filed 2018-03-23
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Annual Report”) is being filed solely to revise the Report of Independent Registered Public Accounting Firm related to PricewaterhouseCoopers, Société coopérative’s (“PwC”) opinion contained in Part II, Item 8 of the Original Annual Report to include the sentence “We have served as the Company’s auditor since 2015.” The change to add the sentence to the filed copy of PwC’s audit report in this Amendment No. 1, does not affect PwC’s unqualified opinion on the registrant’s financial statements previously expressed in the Original Audit Report.

As required by the Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, in this Amendment No. 1 the registrant has included the entire text of Part II, Item 8 and new certifications of its Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2) and a new Consent of PwC in Part IV, Item 15.

Except as set forth above, no changes have been made to the Original Annual Report, and this Amendment No. 1 does not amend, modify or update the disclosures in the Original Annual Report in any way.

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
Represented by

Cornelis. J. Hage

We have served as the Company’s auditor since 2015.

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
10.1
Amended and Restated Asset Management Agreement amending that certain Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. dated as of November 9, 2017, by and among NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018)

10.2
First Amendment to Credit Agreement and New Lender Joinder Agreement dated March 9, 2018, to amend the Amended and Restated Credit Agreement dated April 6, 2017, among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., the Lender party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018)

10.3
Amended and Restated Credit Agreement, dated as of April 6, 2017, by and among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., as guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. as administrative agent and the other commercial bank lenders thereto (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K for the period April 6, 2017 and filed on April 6, 2017)

10.4
Waiver Letter by and among NorthStar Realty Europe Corp. and an affiliate of Colony NorthStar, Inc. dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.5
Amendment Agreement dated September 5, 2017 by and among Prime Holdco C-T S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as mandated lead arranger, lender, finance agent to the other finance parties thereto, and security trustee, and Capita Trust Company Limited, as English security trustee, to that certain Amendment and Restatement Agreement, dated as of July 1, 2015, by and among Prime Holdco C-T, S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as the agent, arranger and original lender, and the other parties identified therein (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K filed on September 11, 2017)

10.6
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Europe Limited Partnership dated October 31, 2015 (incorporated by reference to Exhibit 10.4 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)

10.7
Share Sale and Purchase Agreement, dated June 11 and 12, 2015, by and among Madison Trianon S.à r.l. and MSEOF Trianon S.à r.l., collectively as the sellers, and the several purchasers identified therein (incorporated by reference to Exhibit 10.9 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on September 29, 2015)

10.8
Amendment and Restatement Agreement, dated as of July 20, 2015, to the Loan Agreement of September 25, 2014, between Geschäftshaus am Gendarmenmarkt GmbH, as borrower, and Landesbank Hessen-Thüringen Girozentrale, as lender (incorporated by reference to Exhibit 10.12 to NorthStar Realty Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.9
Second Amendment Agreement, dated June 21, 2016, by and among Geschäftshaus am Gendarmenmarkt GmbH and GMS Gebäudemanagement und Service GmbH as the Security Providers and Landesbank Hessen-Thüringen Girozentrale (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

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

12.1		Ratio of Earnings to Combined Fixed Charges (incorporated by reference to Exhibit 12.1 to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018)
21.1		Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018)
23.1	*	Consent of PricewaterhouseCoopers, Société coopérative
24.1		Power of Attorney (incorporated by reference from the signature page to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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

99.1		Additional Material U.S. Federal Income Tax Considerations (incorporated by reference to Exhibit 99.1 to NorthStar Realty Europe’s Annual Report on Form 10-K filed on March 13, 2018)
101.0	*
The following materials from the NorthStar Realty Europe Corp. Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	March 23, 2018	By:	/s/ MAHBOD NIA
			Name:	Mahbod Nia
			Title:	Chief Executive Officer and President

Signature	Title	Date
/s/ MAHBOD NIA	Chief Executive Officer and President	March 23, 2018
Mahbod Nia	(Principal Executive Officer)

/s/ KEITH A. FELDMAN	Chief Financial Officer and Treasurer	March 23, 2018
Keith A. Feldman	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman and Director	March 23, 2018
Richard B. Saltzman

*	Director	March 23, 2018
Judith A. Hannaway

*	Director	March 23, 2018
Wesley D. Minami

*	Director	March 23, 2018
Mario Chisholm

*	Director	March 23, 2018
Oscar Junquera

*	Director	March 23, 2018
Dianne Hurley

* By: /s/ KEITH A. FELDMAN	Attorney-in-Fact pursuant to Power of Attorney	March 23, 2018
Keith A. Feldman