Form 10-Q
period 2018-03-31
NorthStar Realty Europe Corp.
filed 2018-05-10
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The Company has one class of common stock, $0.01 par value per share, 52,189,114 shares outstanding as of May 7, 2018.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	the effect of the Mergers (as defined in Note 1 to the financial statements included in Part I Item I) on our business;

•	the ability of Colony NorthStar Inc., or CLNS, to scale its operations in Europe to effectively manage our company;

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

•
the historical consolidated financial statements included in this Quarterly Report on Form 10-Q not providing an accurate indication of our performance in the future or reflecting what our financial position, results of operations or cash flow would have been had we operated as an independent public company during the periods presented;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A. of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017 under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Operating real estate, gross	$1,658,623	$1,606,890
Less: accumulated depreciation	(107,538)	(95,356)
Operating real estate, net	1,551,085	1,511,534
Preferred equity investments	36,770	35,347
Cash and cash equivalents	50,204	64,665
Restricted cash	8,470	6,917
Receivables, net of allowance of $673 and $747 as of March 31, 2018 and December 31, 2017, respectively	6,093	9,048
Assets held for sale	176,088	169,082
Derivative assets, at fair value	7,100	7,024
Intangible assets, net	114,558	114,185
Other assets, net	29,296	23,115
Total assets	$1,979,664	$1,940,917
Liabilities
Mortgage and other notes payable, net	$1,262,115	$1,223,443
Accounts payable and accrued expenses	24,584	27,240
Due to related party (refer to Note 6)	4,436	3,590
Derivative liabilities, at fair value	6,342	5,270
Intangible liabilities, net	28,677	28,632
Liabilities related to assets held for sale	1,022	648
Other liabilities	29,261	25,757
Total liabilities	1,356,437	1,314,580
Commitments and contingencies
Redeemable non controlling interest (refer to Note 9)	2,049	1,992
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 54,572,348 and 55,402,259 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	546	555
Additional paid-in capital	927,836	940,579
Retained earnings (accumulated deficit)	(356,666)	(347,053)
Accumulated other comprehensive income (loss)	45,489	25,618
Total NorthStar Realty Europe Corp. stockholders’ equity	617,205	619,699
Non-controlling interests	3,973	4,646
Total equity	621,178	624,345
Total liabilities, redeemable non controlling interest and equity	$1,979,664	$1,940,917

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$27,224	$25,536
Escalation income	5,341	5,161
Interest income	729	—
Other income	278	29
Total revenues	33,572	30,726
Expenses
Properties - operating expenses	6,802	7,322
Interest expense	6,107	6,383
Transaction costs	481	260
Management fee, related party	4,157	3,559
Other expenses	1,424	2,000
General and administrative expenses	1,878	2,597
Compensation expense (1)	573	15,870
Depreciation and amortization	11,651	12,563
Total expenses	33,073	50,554
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 10)	(1,189)	(941)
Realized gain (loss) on sales and other	(548)	4,970
Income (loss) before income tax benefit (expense)	(1,238)	(15,799)
Income tax benefit (expense)	(39)	273
Net income (loss)	(1,277)	(15,526)
Net (income) loss attributable to non controlling interests	(4)	176
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(1,281)	$(15,350)
Earnings (loss) per share:
Basic	$(0.02)	$(0.28)
Diluted	$(0.02)	$(0.28)
Weighted average number of shares:
Basic	55,192,762	54,832,136
Diluted	55,603,500	55,504,981
Dividends per share of common stock	$0.15	$0.15
____________________________

(1)
Compensation expense for the three months ended March 31, 2018 and 2017 is comprised of equity-based compensation expenses. For the three months ended March 31, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,277)	$(15,526)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	20,001	9,244
Total other comprehensive income (loss)	20,001	9,244
Comprehensive income (loss)	18,724	(6,282)
Comprehensive (income) loss attributable to non-controlling interests	(134)	54
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$18,590	$(6,228)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2016	55,395	$554	$925,473	$(282,769)	$(51,424)	$591,834	$8,073	$599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	2,879	—	—	2,879	(2,879)	—
Conversion of Common Units to common stock (refer to Note 9)	97	1	331	—	—	332	(332)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	13,683	—	—	13,683	2,174	15,857
Issuance and vesting of restricted stock, net of tax withholding	365	4	(4)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	9,122	9,122	122	9,244
Dividends on common stock and equity-based compensation	—	—	—	(8,341)	—	(8,341)	(88)	(8,429)
Net income (loss)	—	—	—	(15,350)	—	(15,350)	(176)	(15,526)
Balance as of March 31, 2017 (Unaudited)	54,996	$550	$931,377	$(306,460)	$(42,302)	$583,165	$6,894	$590,059

Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	(20)	—	—	(20)	20	—
Conversion of Common Units to common stock (refer to Note 9)	23	—	216	—	—	216	(216)	—
Redemption of Common Units	—	—	—	—	—	—	(551)	(551)
Amortization of equity-based compensation (refer to Note 7)	—	—	402	—	—	402	—	402
Issuance and vesting of restricted stock, net of tax withholding	198	2	(2)	—	—	—	—	—
Retirement of shares of common stock	(1,051)	(11)	(13,339)	—	—	(13,350)	—	(13,350)
Other comprehensive income (loss)	—	—	—	—	19,871	19,871	130	20,001
Dividends on common stock and equity-based compensation	—	—	—	(8,332)	—	(8,332)	(60)	(8,392)
Net income (loss)	—	—	—	(1,281)	—	(1,281)	4	(1,277)
Balance as of March 31, 2018 (Unaudited)	54,572	$546	$927,836	$(356,666)	$45,489	$617,205	$3,973	$621,178

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,277)	$(15,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,651	12,563
Amortization of deferred financing costs	717	857
Amortization of equity-based compensation	573	15,857
Allowance for uncollectible accounts	124	144
Unrealized (gain) loss on derivatives and other	1,189	941
Realized (gain) loss on sales and other	548	(4,970)
Amortization of capitalized above/below market leases	137	280
Straight line rental income	(3,600)	(1,314)
Deferred income taxes, net	(151)	(263)
Changes in assets and liabilities:
Receivables	2,765	192
Other assets	(2,636)	(963)
Accounts payable and accrued expenses	(2,337)	(4,166)
Due to related party	839	(1,232)
Other liabilities	2,252	1,988
Net cash provided by (used in) operating activities	10,794	4,388
Cash flows from investing activities:
Improvements of operating real estate	(4,285)	(2,266)
Payment relating to sale of operating real estate	(260)	20,893
Other assets	154	(288)
Change in receivable	—	2,243
Deferred leasing costs	(398)	—
Net cash provided by (used in) investing activities	(4,789)	20,582
Cash flows from financing activities:
Borrowings from credit facility	—	15,000
Repayment of credit facility	—	(15,000)
Payment of financing costs	(445)	—
Settlement of derivatives	(1,740)	817
Tax withholding related to vesting of equity-based compensation	—	(10,994)
Repurchase of common stock	(10,662)	—
Dividends	(8,392)	(8,429)
Distributions to non-controlling interest	18	—
Net cash provided by (used in) financing activities	(21,221)	(18,606)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	2,308	1,147
Net increase (decrease) in cash and cash equivalents and restricted cash	(12,908)	7,511
Cash and cash equivalents—beginning of period	71,582	76,550
Cash and cash equivalents—end of period	$58,674	$84,061

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$—	$5,929
Conversion of Common Units to common stock	216	—
Reclassification of intangibles to assets and liabilities held for sale	—	890
Redemption of Common Units	551	—
Reclassification of other assets and liabilities to assets held for sale	823	289
Retirement of shares of common stock	2,677	—
Reallocation of interest in Operating Partnership	20	2,879
Accrued capital expenditures and deferred assets	91	681

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
Amended and Restated Management Agreement
On November 9, 2017, the Company entered into an amended and restated management agreement (the “Amended and Restated Management Agreement”) with an affiliate of the Manager, effective as of January 1, 2018. Refer to Note 6 “Related Party Arrangements” for a description of the terms of the Amended and Restated Management Agreement.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
The Company accounts for purchases of operating real estate using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill to the extent the acquisition is a business combination. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
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
Assets and Related Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell, net of the intangible assets associated with the asset, with any write-down to fair value less cost to sell recorded as an impairment loss. Once a property is determined to be held for sale, depreciation and amortization is no longer recorded. The Company records a gain or loss on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain or loss recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.

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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount. If the carrying amount exceeds fair value an impairment is recorded for the difference.
The following table presents identified intangibles as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$66,787	$(28,097)	$38,690	$64,427	$(24,290)	$40,137
Above-market lease	36,145	(11,469)	24,676	34,882	(9,919)	24,963
Below-market ground lease	36,801	(1,754)	35,047	34,497	(1,109)	33,388
Goodwill(1)	16,145	N/A	16,145	15,697	N/A	15,697
Total	$155,878	$(41,320)	$114,558	$149,503	$(35,318)	$114,185

Intangible liabilities:
Below-market lease	$34,244	$(11,029)	$23,215	$32,267	$(8,964)	$23,303
Above-market ground lease	5,670	(208)	5,462	5,513	(184)	5,329
Total	$39,914	$(11,237)	$28,677	$37,780	$(9,148)	$28,632
_____________________________

(1)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Other assets:
Prepaid expenses	$4,246	$1,936
Deferred leasing and other costs, net	6,756	6,019
Deferred tax assets, net	435	—
Straight-line rent, net	13,939	10,969
Escrow receivable	3,209	3,286
Other	711	905
Total	$29,296	$23,115

	March 31, 2018 (Unaudited)	December 31, 2017
Other liabilities:
Deferred tax liabilities	$8,837	$8,548
Prepaid rent received and unearned revenue	13,290	8,406
Tenant security deposits	4,482	4,435
Prepaid escalation and other income	2,143	3,982
Other	509	386
Total	$29,261	$25,757
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the Company did not recognize any impairment losses.
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
Income recognition is suspended for an investment when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of March 31, 2018, the Company did not have any impaired preferred equity investments.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended March 31, 2018 and 2017, the Company reclassified $0.3 million and $(0.4) million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017.
The Company conducts its business through foreign subsidiaries which may be subject to local level income tax in the European jurisdictions it operates. The Company has also elected taxable REIT subsidiary (“TRS”) status on certain subsidiaries. This enables the Company to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property.” The TRS that is not resident in the U.S. (“foreign TRS”) and, as such, not subject to U.S. taxation but is subject to foreign income taxes only. In addition, the REIT will not generally be subject to any additional U.S. taxes on the repatriation of foreign TRS earnings.
For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets,

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The Company recorded an income tax expense of $0.1 million for the three months ended March 31, 2018 and an income tax benefit of $0.3 million for the three months ended March 31, 2017.
Recent Accounting Pronouncements: Accounting Standards Adopted in 2018
Revenue Recognition - In May 2014, FASB issued an accounting update (ASU No. 2014-09) requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach and has applied the guidance to contracts not yet completed as of the date of adoption. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification and therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases are scoped out of the new revenue recognition guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance within ASC 842. There were no significant changes as a result of the new revenue recognition standard. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease.
Cash Flow Classification - In August 2016, the FASB issued guidance (ASU No. 2016-15) that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash - In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item of the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of the restricted cash and restricted cash equivalents, similar to the existing requirements under Regulation S-X, however, it does not define restricted cash and restricted cash equivalents. The Company adopted this guidance on January 1, 2018 and the required retrospective application of this new standard resulted in changes to the previously reported statement of cash flows as follows (dollars in thousands):

	As of March 31, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$5,707	$4,388
Investing activities	20,582	20,582
Financing activities	(18,606)	(18,606)
Business Combination - In January 2017, the FASB issued guidance (ASU No. 2017-01) to clarify the definition of a business under ASC 805. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

combination. The Company adopted the standard on its required effective date of January 1, 2018. This guidance did not have a material impact on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures as there were no such sales for the three months ended March 31, 2018.
Goodwill Impairment - In January 2017, the FASB issued guidance (ASU No. 2017-04) which removes Step 2 from the goodwill impairment test. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
Share-based Payments - In May 2017, the FASB issued guidance (ASU No. 2017-09) clarifying when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements: Future Application of Accounting Standards
Leases - In February 2016, the FASB issued an accounting update (ASU No. 2016-02) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease. As of March 31, 2018, the Company has two ground lease agreements with annual payments of $0.7 million. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Land	$405,248	$393,691
Buildings and improvements	983,350	954,314
Building, leasehold interests and improvements	204,131	195,929
Furniture, fixtures and equipment	1,774	1,653
Tenant improvements	64,120	61,303
Operating real estate, gross	1,658,623	1,606,890
Less: accumulated depreciation	(107,538)	(95,356)
Operating real estate, net	$1,551,085	$1,511,534
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of March 31, 2018 (dollars in thousands):

			Assets(1)(2)				Liabilities(1)(2)
Location	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total	Intangible Liabilities, Net	Other Liabilities	Total
Lisbon, Portugal	Office	1	$12,250	$64	$1,175	$13,489	$—	$355	$355
Rotterdam, Netherlands(3)	Office	1	152,988	5,217	4,394	162,599	667	—	667
Total		2	$165,238	$5,281	$5,569	$176,088	$667	$355	$1,022
_____________________________

(1)
The assets and liabilities classified as held for sale are expected to be sold on the open market as an asset sale for the asset in Rotterdam and as a share sale for the asset in Lisbon subject to standard industry terms and conditions. The assets together contributed $3.5 million and $3.6 million of revenue and $(0.1) million and $(1.3) million of income (loss) before income tax benefit (expense) for the three months ended March 31, 2018 and 2017, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $20.3 million prior to being reclassified into held for sale.

(3)	In April 2018, the Company completed the sale of the Maastoren property in Rotterdam, our largest non-core asset, for approximately $195 million.
Real Estate Sales
During the first quarter 2018, the Company did not sell any properties. During the first quarter 2017, the Company sold one non-core asset for $20.6 million and received $19.9 million of proceeds, net of sales costs. In connection with this sale, for the three months ended March 31, 2017, the Company recorded a $3.4 million realized gain in the Company’s consolidated statements of operations.
Certain escrow accounts are not held by the Company and are expected to be released within the next 12 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured. As of March 31, 2018, there were $1.2 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain. The Company recorded a realized gain of $0.6 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively, related to the release of an escrow account from a prior disposal.

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $36.8 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents one preferred equity investment as of March 31, 2018 (dollars in thousands):

	March 31, 2018
Asset Type	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$36,770	$36,770	8.00%	May 2020
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
As of March 31, 2018, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three months ended March 31, 2018, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

5.	Borrowings
The following table presents borrowings as of March 31, 2018 and December 31, 2017 (dollars in thousands):

			March 31, 2018 (Unaudited)		December 31, 2017
	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(3)(5)	Apr-20	EURIBOR + 2.70%	$10,674	$10,437	$10,378	$10,116
Trias Portfolio 2(3)(5)(7)	Dec-20	EURIBOR + 1.55%	94,188	93,552	91,577	90,880
Trias Portfolio 3(3)(5)	Apr-20	EURIBOR + 1.65%	46,092	45,069	44,814	43,684
Trias Portfolio 4(3)(5)	Apr-20	GBP LIBOR + 2.70%	18,023	17,816	17,326	17,123
SEB Portfolio 1(5)	Jul-24	EURIBOR + 1.55%(8)	326,365	322,275	317,317	313,153
SEB Portfolio 2(5)	Jul-24	GBP LIBOR + 1.55%(8)	260,924	258,022	250,825	247,902
SEB Portfolio - Preferred(4)	Apr-60	2.30%	105,484	105,204	102,560	102,271
Trianon Tower(5)	Jul-23	EURIBOR + 1.30%	406,567	405,059	395,294	393,763
Other - Preferred(6)	Oct-45	1.00%	4,681	4,681	4,551	4,551
Total mortgage and other notes payable			$1,272,998	$1,262,115	$1,234,642	$1,223,443
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount generally increased from 2017 to 2018 due to the change in the Euro or U.K. Pound Sterling compared to the U.S. dollar. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)	Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio.

(4)
Represents preferred equity certificates with a contractual interest rate of 2.3% through May 2019, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

(5)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Trias Portfolio borrowings and 1.0% to 2.0% through July 2020 for the SEB Portfolio borrowings and 0.60% through June 30, 2018 and 0.30% through June 30, 2019 for Trianon Tower borrowings.

(6)
Represents preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated with the German property companies of the Trias Portfolio which can be prepaid at any time without penalty through final maturity, which is thirty years from the issuance date.

(7)	In June 2017, the Company amended and restated the agreement to increase the loan amount by $5.9 million and reduce future minimum capital expenditure spending requirements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(8)	In September 2017, the Company amended and restated the agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017

Principal amount	$1,272,998	$1,234,642
Deferred financing costs, net	(10,883)	(11,199)
Carrying value	$1,262,115	$1,223,443
The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2018 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2018	$—
Years ending December 31:
2019	—
2020	168,977
2021	—
2022	—
2023	406,567
2024 and thereafter	697,454
Total	$1,272,998
As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of its financial covenants.
Credit Facility
In May 2016, the Company entered into a $75.0 million corporate revolving credit facility (the “Credit Facility”) with certain commercial bank lenders, with an initial one year term. The Credit Facility was secured by collateral relating to a borrowing base at that time and guarantees by certain subsidiaries of the Company. In October 2016, the Company permanently reduced the aggregate commitments under the Credit Facility to $35.0 million. In April 2017, the Company amended and restated the Credit Facility with aggregate commitments of $35.0 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. The Credit Facility has an accordion feature, allowing the total facility to increase to $70 million. In March 2018, the Company amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million. As of March 31, 2018, there was no outstanding balance on the Credit Facility.
6.    Related Party Arrangements
Colony NorthStar, Inc.
The Company entered into a management agreement with an affiliate of the Manager in November 2015 (the “Original Management Agreement”). On November 9, 2017, the Company entered into an Amended and Restated Management Agreement with an affiliate of the Manager, effective as of January 1, 2018 (the “Amended and Restated Management Agreement”). As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors (the “Board”). Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The management agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
Term: Renewals
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
If the Company elects not to renew the Amended and Restated Management Agreement at the end of a term, it will be obligated to pay the Manager a termination fee (the “Termination Fee”) equal to three times the amount of the base management fees earned by the Manager over the four most recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, the Company undergoes a “change of control” (as described in the Amended and Restated Management Agreement), the Company may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Manager.
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
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, the Company is obligated to pay quarterly, in arrears, in cash, the Manager a base management fee per annum equal to:

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
For the three months ended March 31, 2018, the Company incurred $4.2 million related to the base management fee.
Under the Original Management Agreement, for the three months ended March 31, 2017, the Company incurred $3.6 million, related to the base management fee. The Original Management Agreement base management fee to the Manager was calculated as 1.5% per annum of the sum of:

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

Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 (based on an initial price of $13.67) and end on December 31 of the applicable

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published. For the three months ended March 31, 2018, the Company did not record an incentive fee.
Under the Original Management Agreement, for the three months ended March 31, 2017, the Company did not incur an incentive fee. The incentive fee under the Original Management Agreement was calculated and was payable quarterly in arrears in cash, equal to:

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
Weighted Average Shares represents the number of shares of the Company’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee under the Original Management Agreement, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee under the Original Management Agreement, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Costs and Expenses
The Company is responsible to pay (or reimburse the Manager) for all of the Company’s direct, out of pocket costs and expenses of the Company as a stand alone company incurred by or on behalf of the Company and its subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
The Company is obligated to reimburse the Manager for (i) all direct, reasonable, customary and documented costs and expenses incurred by the Manager for salaries, wages, bonuses, payroll taxes and employee benefits for personnel employed by the Manager: (a) who solely provide services to the Company which prior to January 1, 2018 were provided by unaffiliated third parties, including accounting and treasury services or (b) who were hired by the Manager after January 1, 2018 but who solely provide services to the Company in respect of one of the categories of services previously internalized pursuant to clause (a) and who were not hired in connection with any event which otherwise resulted in an increase to the Company’s net asset value (such costs and expenses set forth in clauses (i) and (ii), the “Internalized Service Costs”), plus (ii) 20% of the amount calculated under clause (i) to cover reasonable overhead charges with respect to such personnel, provided that the Company shall not be obligated to reimburse the Manager for such costs and expenses to the extent they exceed the following quarterly limits:

•
0.0375% of the Company’s aggregate gross asset value as of the end of the prior calendar quarter (excluding cash and cash equivalents and certain other exclusions) as calculated for purposes of determining EPRA NAV (“GAV”), for GAV amounts to and including $2.5 billion, plus

•	0.0313% of GAV amounts between $2.5 billion and $5.0 billion, plus

•	0.025% of GAV amounts exceeding $5.0 billion.
If the Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, the (“Quarterly Cap Excess Amount”), the Company is obligated to reimburse the Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2018, the Manager allocated $0.3 million of Internalized Service Costs to the Company which is recorded in general and administration expenses in the consolidation statements of operations.
Equity Based Compensation
In addition, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by the Company’s compensation committee. The Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Manager.
Under the Amended and Restated Management Agreement, beginning with the Company’s 2018 annual stockholders’ meeting, the Manager will have the right to nominate one director (who is expected to be one of the Company’s current directors employed by the Manager) to the Company’s board of directors.
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
Manager Ownership of Common Stock
As of March 31, 2018, Colony NorthStar and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 10.3% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three months ended March 31, 2018 and 2017:
For the three months ended March 31, 2018 and 2017, the Company recorded $0.6 million and $15.9 million respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of March 31, 2018, equity-based compensation expense to be recognized over the remaining vesting period through March 2021 is $7.6 million, provided there are no additional forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of March 31, 2018, under the 2015 Plan, a total of 1.4 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.6 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.4 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.2 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 9.2 million otherwise unreserved shares remained available for issuance.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. During the three months ended March 31, 2018, 170,454 Absolute RSUs and 170,453 Relative RSUs that had previously been granted to key employees of the Manager who are no longer providing services to the Company were forfeited. Subsequent to March 31, 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that will be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion.
In March 2018, as contemplated by the Amended and Restated Management Agreement, the Company established an annual equity compensation pool under the 2015 Plan to be allocated among members of management of the Company and other employees of the Manager consisting of an aggregate of 198,000 restricted shares of common stock and 132,000 performance based RSUs. This annual equity compensation pool was then allocated to individual award recipients by the Manager, and individual grants were made. The restricted shares of common stock are subject to vesting in approximately equal annual installments over the three-year period ending March 1, 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager or Colony NorthStar or one of its subsidiaries. The RSUs are market-based awards subject to the achievement of performance-based vesting conditions. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over the three-year period from the grant date through February 28, 2021 (the “2018 Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index over the three-year period from the grant date through February 28, 2021 (the “2018 Relative RSUs”). Award recipients may earn up to 200% of the 2018 Absolute RSUs and Relative RSUs that were granted. Vesting of the 2018 Absolute and Relative RSUs are also subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager or Colony NorthStar or one of its subsidiaries through the end of the performance period. The RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.
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
Following the Spin-off, NorthStar Realty and the compensation committee of its Board continued to administer all awards granted by NorthStar Realty prior to the Spin-off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant to, and did not reduce availability under, the 2015 Plan. In connection with the Mergers, all of these outstanding equity-based awards vested or were forfeited.
The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of March 31, 2018 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Three Months Ended March 31, 2018
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2017	121	420	1,453	1,994	$11.95
Granted	198	—	132	330	12.65
Redeemed	—	(43)	—	(43)	12.67
Converted	—	(23)	—	(23)	11.92
Forfeited	—	—	(341)	(341)	12.60
March 31, 2018 (Unaudited)	319	354	1,244	1,917	$11.94
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	As of March 31, 2018, represented outstanding Absolute and Relative RSUs.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors.
The following table presents the number of share repurchased by the Company, the average price paid per share and the gross amount paid for the repurchased shares for the three months ended March 31, 2018 and the period subsequent to quarter end, from April 1, 2018 through May 7, 2018 (dollars and shares in thousands, except per share data):

Period	Shares	Average Price Paid per Share	Gross
January 1 - March 31 (1)	1,051	$12.70	$13,350
April 1 - May 7	2,383	13.81	32,918
Total	3,434	$13.47	$46,268
_____________________________

(1)
The authorization for the repurchases was approved by the Company’s board of directors in March 2018. For the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
The following table presents dividends declared (on a per share basis) with respect to the three months ended March 31, 2018 and 2017:

Common Stock
Declaration Date	Dividend Per Share
2018
May 7	$0.15
2017
May 1	$0.15
Earnings Per Share
The following table presents EPS for the three months ended March 31, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(1,281)	$(15,350)
Net income (loss) attributable to Unit Holders non-controlling interest	(15)	(193)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(1,296)	$(15,543)
Denominator:(2)
Weighted average shares of common stock	55,193	54,832
Weighted average Unit Holders(1)	411	673
Weighted average shares of common stock and Unit Holders(2)	55,604	55,505
Earnings (loss) per share:
Basic	$(0.02)	$(0.28)
Diluted	$(0.02)	$(0.28)
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of restricted stock and RSUs outstanding that were not dilutive as of March 31, 2018. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of March 31, 2018 and December 31, 2017, the Company allocated an immaterial amount and $1.8 million, respectively, from stockholders’ equity to non-controlling interest on the consolidated balance sheets and consolidated statement of equity.
As of March 31, 2018, 353,817 Common Units and LTIP Units were outstanding, representing a 0.7% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2018 and 2017 was a net loss of an immaterial amount and $0.2 million, respectively.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of March 31, 2018 (Unaudited):
Interest rate caps	26	$1,211,087	$7,100	(2)	April 2020 - July 2023
Foreign currency forwards(3)	7	105,559	(6,342)	N/A	May 2018 - November 2019
Total	33	$1,316,646	$758

As of December 31, 2017:
Interest rate caps	31	$1,193,012	$7,024	(2)	April 2020 - July 2023
Foreign currency forwards(3)	4	58,647	(5,270)	N/A	February 2018 - November 2018
Total	35	$1,251,659	$1,754
_____________________________
(1)    Represents number of transactions.
(2)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(3)    Includes Euro currency forwards. The strike prices for the foreign currency forwards maturing in 2018 and 2019 are an average of $1.11 and 1.25, respectively.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Balance Sheet	March 31, 2018 (Unaudited)	December 31, 2017
	Location
Interest rate caps	Derivative assets	$7,100	$7,024
Foreign currency forwards	Derivative liabilities	$6,342	$5,270

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

		Three Months Ended March 31,
		2018	2017
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$(119)	$319
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Unrealized gain (loss) on derivatives and other (1)	(1,072)	(1,264)
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	(1,740)	817
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2018 and December 31, 2017. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2018 and December 31, 2017.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,211,087	$7,100	$7,100	$1,193,012	$7,024	$7,024
Preferred equity investment	36,770	36,770	37,224	35,347	35,347	35,783
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,272,998	$1,262,115	$1,266,114	$1,234,642	$1,223,443	$1,231,321
Derivative liabilities	105,559	6,342	6,342	58,647	5,270	5,270
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three months ended March 31, 2018, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenues. This tenant has 6.2 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the three months ended March 31, 2018, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

13.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity- Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investment secured by interest in a United Kingdom prime office property.

•	Corporate - The corporate segment significantly includes corporate level interest expense, management fee and general and administrative expenses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$27,224		$—	$—		$27,224
Escalation income	5,341		—	—		5,341
Interest income	—		729	—		729
Expenses
Interest expense(1)	5,955		—	152		6,107
Management fee, related party	—		—	4,157		4,157
Transaction costs	—		—	481		481
Depreciation and amortization	11,651		—	—		11,651
Other, net	7,189	(2)	—	4,947	(3)	12,136
Income (loss) before income tax benefit (expense)	7,770		729	(9,737)		(1,238)
Income tax benefit (expense)	(39)		—	—		(39)
Net income (loss)	$7,731		$729	$(9,737)		$(1,277)
_____________________________

(1)	Includes $0.6 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps offset by other income and realized gain on sale adjustments.

(3)	Primarily relates to general and administrative expense, unrealized loss on foreign currency forwards and net realized loss related to the settlement of foreign currency derivatives.

	Three Months Ended March 31, 2017(1)
Statement of Operations:	Real Estate Equity		Corporate		Total
Revenues
Rental income	$25,536		$—		$25,536
Escalation income	5,161		—		5,161
Expenses
Interest expense(2)	6,119		264		6,383
Management fee, related party	—		3,559		3,559
Transaction costs	—		260		260
Depreciation and amortization	12,563		—		12,563
Other, net	4,971	(3)	18,760	(4)	23,731
Income (loss) before income tax benefit (expense)	7,044		(22,843)		(15,799)
Income tax benefit (expense)	273		—		273
Net income (loss)	$7,317		$(22,843)		$(15,526)
_____________________________

(1)	The Company did not have a preferred equity segment for the three months ended September 30, 2016.

(2)	Includes $0.7 million and 0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(3)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps offset by other income and realized gain on sales.

(4)
Primarily relates to general and administrative expense, compensation expense and unrealized loss on foreign currency forwards offset by the net realized gain related to the settlement of foreign currency derivatives.

The following table presents total assets by segment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
March 31, 2018 (Unaudited)	$1,936,271	$37,614	$5,779	$1,979,664
December 31, 2017	1,901,282	37,133	2,502	1,940,917

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
The following table presents geographic information about the Company’s total rental income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018		2017
Office
Germany	$11,964		$9,915
United Kingdom	6,146		6,791
France	4,931		4,234
Other office	2,871	(1)	3,527
Subtotal	25,912		24,467
Other	1,312		1,069
Total	$27,224		$25,536
_____________________________

(1)	Includes an asset in Portugal and an asset in the Netherlands which are classified as held-for-sale as of March 31, 2018.

14.	Subsequent Events
Dividends
On May 7, 2018, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on May 25, 2018 to stockholders of record as of the close of business on May 21, 2018.
Share Repurchases
From the authorization in March 2018 through May 7, 2018, the Company repurchased 3.4 million shares of its common stock for approximately $46.3 million (refer to Note 8 “Stockholders’ Equity”).
Disposals
In April 2018, the Company completed the sale of the Maastoren property, our largest non-core asset, for approximately $195 million. The Company released approximately $60 million of net equity after repayment of financing (including release premium) and transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers (refer below) and Colony NorthStar, Inc., for the period subsequent to the Mergers. As part of the Mergers, NSAM changed its name to Colony NorthStar, Inc.
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
Significant Developments
Merger Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
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
Amended and Restated Management Agreement
On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement with an affiliate of our Manager, effective as of January 1, 2018. Refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part I “Financial Statements” for a description of the terms of the Amended and Restated Management Agreement.
Repurchases
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors. From the authorization in March 2018 through May 7, 2018, the Company repurchased 3.4 million shares of its common stock for approximately $46.3 million.
Our Investments
Our primary business line is investing in European real estate. We are predominantly focused on real estate equity and preferred equity, refer to Note 13, “Segment Reporting” in Part I, Item 1. “Financial Statements” for further disclosure.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

Our Portfolio
The following presents a summary of our portfolio as of March 31, 2018:

		Portfolio by Geographic Location
		March 31, 2018(5)	March 31, 2017(5)
Gross Book Value(1)	$1.9 billion
Number of properties	25
Number of countries	5
Total square meters(2)	323,458
Weighted average occupancy	85%
Weighted average occupancy - Office	95%
Weighted average lease term	6.2 years
In-place rental income:(3)
Office portfolio	96%
Other(4)	4%
_____________________________

(1)	Represents gross operating real estate and intangibles as of March 31, 2018 and includes gross assets held-for-sale.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of March 31, 2018 and is translated using exchange rates as of March 31, 2018.

(4)	Other represents retail, industrial and hotel (net lease) assets.

(5)	Based on rental income for 25 assets owned as of March 31, 2018.
The following table presents significant tenants in our portfolio, based on in-place rental income as of March 31, 2018:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Trianon (Frankfurt, Germany)	36,524	20.4%	6.2
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	9.1%	1.8
Deutsche Bundesbank	Trianon (Frankfurt, Germany)	22,303	8.2%	8.8
Deloitte Holding B.V.	Maastoren (Rotterdam, Netherlands)	23,548	5.5%	9.1
Invesco UK Limited	Portman Square (London, UK)	4,406	5.3%	9.4
BNP PARIBAS SA	Mac Donald (Paris, France)	11,235	5.1%	3.1
Cushman & Wakefield LLP	Portman Square (London, UK)	5,150	4.9%	7.0
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	3.8%	7.5
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	3.2%	16.2
Moelis & Co UK LLP	Condor House (London, UK)	3,366	2.6%	7.0
		145,040	68.1%	6.8
_____________________________

(1)	Based on contractual rentable area.

The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of March 31, 2018 (dollars in millions):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	9	$914,105	48%	143,357	7.0
United Kingdom	5	420,980	22%	28,893	7.3
France	4	324,210	17%	32,075	3.0
Other office(4)	2	189,048	11%	42,078	6.7
Subtotal	20	1,848,343	98%	246,403	6.3
Other Property Types
France/Germany(5)	5	99,149	2%	77,055	5.4
Total	25	$1,947,492	100%	323,458	6.2
_____________________________

(1)	Represents gross operating real estate and intangibles as of March 31, 2018 and includes gross assets held-for-sale.

(2)	Based on annualized NOI, for the quarter ended March 31, 2018 (refer to “Non-GAAP Financial Measures” for a description of this metric).

(3)	Based on contractual rentable area.

(4)	Includes an asset in Portugal and an asset in the Netherlands which are both classified as held-for-sale as of March 31, 2018.

(5)	Represents retail, industrial and hotel (net lease) assets.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 6.0 year weighted average lease term to expiry. We invested approximately $36.8 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
Having posted another year of robust economic performance in 2017, the European economy slowed somewhat during the first quarter of 2018, with Gross Domestic Product, or GDP, in the European Union, or EU, and the Euro Area growing by 0.4% during the quarter compared to 0.7% during the fourth quarter of 2017. While there is no consensus opinion on the reason behind the slowdown, fears of a trade war with the U.S., the unusually cold weather In May 2018, the European Commission, or EC, published its 2018 GDP forecast of 2.3% for the Euro Area citing sound underlying fundamentals and improving labor markets. Unemployment in the EU continued to fall, reaching 7.1% in March 2018, down from 7.9% a year earlier and the lowest level recorded since September 2008. The EC projects that Euro Area inflation, which stood at 1.2% in April 2018, will increase at a gradual pace remaining at 1.5% and 1.6% in 2018 and 2019, respectively, below the European Central Bank’s target of 2%.
The European Central Bank, or ECB, continues to remain confident in the prospects for the Eurozone economy. The 19 country bloc has posted twenty consecutive quarters of economic expansion and, despite a slowdown in the pace of growth during the first quarter of 2018, the ECB expects growth to remain “solid and broad based.” Consequently, the ECB recently signaled its intention to begin tapering its asset purchase program while citing that, any tightening of monetary policy is likely to be gradual and subject to ongoing review based on the future economic performance and inflation outlook of the region. On April 26, 2018, the ECB confirmed its intention to maintain interest rates at zero percent and continue with its asset purchase program of €30 billion per month through September 2018, and beyond if necessary.
The U.K. has made some progress in the highly complex ongoing Brexit negotiations including agreement on a transitional period it’s beyond March 29, 2019, the country’s scheduled date of departure from the EU; however, many key issues remain subject to negotiation ranging from legal sovereignty to citizen’s rights and farming and fishing rights. The U.K. economy experienced a sharp slowdown in growth during the first quarter of 2017 posting a mere 0.1% growth, the lowest level since the fourth quarter of 2012. While adverse weather conditions was largely blamed for the slowdown, general Brexit uncertainty combined with elevated levels of inflation have also been cited as contributing factors. The EC forecasts 1.5% growth for the U.K. economy in 2018.

Having increased the base interest rate increase from 0.25% to 0.50% in November 2017, the Bank of England has signaled that any further increases are likely to be at a gradual pace and limited in number. This cautious tone is reflective of the outlook for the U.K. economy, which remains uncertain and likely to be dependent on the duration and perceived outcome of ongoing Brexit negotiations.
European commercial real estate investment volume totaled €57 billion in the first quarter of 2018, slightly below the first quarter 2017. Office remained the most sought after asset class, representing approximately 40% of first quarter 2018 transaction volume. Prime property yields in most asset classes and markets were stable during the quarter and continue to remain at a significant premium to sovereign yields.
European office take-up grew 5% year over year in the first quarter of 2018, underlining the strength of European occupier market. Robust office take-up coupled with limited new supply continues to apply pressure on vacancy rates and rent levels in major European cities. During the first quarter of 2018, rental growth in the European office markets reached its highest point since the beginning of 2012.
German real estate investment reached €12.1 billion in the first quarter of 2018, in line with the same period last year, driven by strong demand for office properties, which represented more than 55% of the total transaction volume (23% year over year increase). As new supply remains subdued, vacancy across the top six German cities reduced below 5% during the first quarter of 2018, the lowest level since 2003.
Total U.K. investment volume reached £12.7 billion in the first quarter of 2018, 11% below the same period last year due to lack of available stock. Central London office investment volume totaled £2.4 billion in the first quarter of 2018. Take-up in Central London slowed down in the beginning of 2018, however, the amount of space under offer rose and was 14% above the 10 year average. Central London rents remained stable during the first quarter of 2018.
Following record investment activity in the fourth quarter of 2017, French investment volume was €3.3 billion in the first quarter of 2018 (13% below the same period last year). Office investment volume represented 85% of total investments. The Paris occupational market continues to be robust with vacancy in Central Paris dropping to 2.5%, the lowest level since 2001.
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

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
Recent Accounting Pronouncements
For recent accounting pronouncements that may potentially impact our business, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2018 to March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Rental income	$27,224	$25,536	$1,688	6.6%
Escalation income	5,341	5,161	180	3.5%
Interest income	729	—	729	100.0%
Other income	278	29	249	858.6%
Total revenues	33,572	30,726	2,846	9.3%
Expenses
Properties - operating expenses	6,802	7,322	(520)	(7.1)%
Interest expense	6,107	6,383	(276)	(4.3)%
Transaction costs	481	260	221	85.0%
Management fee, related party	4,157	3,559	598	16.8%
Other expenses	1,424	2,000	(576)	(28.8)%
General and administrative expenses	1,878	2,597	(719)	(27.7)%
Compensation expense	573	15,870	(15,297)	(96.4)%
Depreciation and amortization	11,651	12,563	(912)	(7.3)%
Total expenses	33,073	50,554	(17,481)	(34.6)%
Other income (loss)
Unrealized gain (loss) on derivatives and other	(1,189)	(941)	(248)	26.4%
Realized gain (loss) on sales and other	(548)	4,970	(5,518)	(111.0)%
Income (loss) before income tax benefit (expense)	(1,238)	(15,799)	14,561	(92.2)%
Income tax benefit (expense)	(39)	273	(312)	(114.3)%
Net income (loss)	$(1,277)	$(15,526)	$14,249	(91.8)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income increased $1.7 million, primarily due to leasing activity such as the completion of the Deutsche Bundesbank lease in the Trianon Tower and the strengthening of the Euro and U.K. Pounds Sterling against the dollar offset by the disposal of six properties during 2017 and by the first quarter of 2017 preceded the value enhancing lease extensions in the Maastoren property.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income increased $0.2 million, due to increased recoverability in connection with higher occupancy and the timing of certain recoverable expenses.
Interest Income
Interest income relates to our preferred equity investment originated in the second quarter 2017 in our preferred equity segment.
Other Income
Other income is principally related to lease surrender premiums, insurance refunds and termination fees in our real estate equity segment. Other income for the three months ended March 31, 2018 predominantly represents lease surrender premium payments.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $0.5 million due to due to timing of certain non-recoverable operating expenses and by the disposal of six properties during 2017 in our real estate equity segment. A majority of these costs are recovered from our tenants.
Interest Expense
Interest expense decreased $0.3 million due to the disposal of six properties during 2017 and corresponding repayments of certain mortgage notes and due to the refinancing of certain mortgage notes in our real estate equity segment in the third quarter 2017.

Transaction Costs
Transaction costs for the three months ended March 31, 2018 were primarily related to costs associated with the strategic review committee which was established in 2017 in our corporate segment. Transaction costs for the three months ended March 31, 2017 were primarily related to the Mergers in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $0.6 million is due to our Manager’s internalization of certain third-party accounting, tax and asset management services.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees and other corporate expenses are incurred in our corporate segment. The decrease for the three months ended March 31, 2018 is due to the one-time payroll tax associated with the acceleration of substantially all of our equity awards due to the Mergers in the first quarter 2017. For the three months ended March 31, 2018, our Manager allocated $0.3 million of Internalized Service Costs to us.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The decrease for the three months ended March 31, 2018, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017 in our real estate equity segment.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The loss related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the strengthened Euro against the U.S. dollar. The decrease in the loss related to the interest rate caps in our real estate equity segment is due to the movement in European interest rate in 2018 compared to 2017.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(119)	$—	$(119)	$319	$—	$319
Foreign currency forwards	—	(1,072)	(1,072)	—	(1,264)	(1,264)
Foreign currency remeasurement and other	2	—	2	12	(8)	4
Total unrealized gain (loss) on derivatives and other	$(117)	$(1,072)	$(1,189)	$331	$(1,272)	$(941)

Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Sale of real estate investments(1)	$—	$—	$—	$3,390	$—	$3,390
Foreign currency transactions(2)	322	(22)	300	(409)	(3)	(412)
Other(3)	892	—	892	1,175	—	1,175
Net cash payments (receipts) on derivatives	—	(1,740)	(1,740)	—	817	817
Total realized gain (loss) on sales and other	$1,214	$(1,762)	$(548)	$4,156	$814	$4,970
_____________________________

(1)	Excludes subsequent sale costs relating to 2017 and 2016 sales, respectively, and escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $0.3 million and ($0.4 million) for the three months ended March 31, 2018 and 2017, respectively, relating to the reclassification of the currency translation adjustment from a component of accumulated other comprehensive income, or OCI, to realized gain (loss) due to the sale of certain real estate assets.

(3)
Includes the release of certain escrow arrangements for specific indemnification obligations in relation to the 2017 and 2016 sales, respectively, offset by subsequent costs relating to 2017 and 2016 sales, respectively.

Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2018 represents a net expense of $0.1 million related to our real estate equity segment. The income tax expense for the three months ended March 31, 2017 represents a net benefit of $0.3 million primarily related to deferred tax benefits for our assets in our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which represents 25 properties (323,458 square meters) adjusted for currency movement and excludes properties that were acquired or sold at any time during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Same Store(4)
	Three Months Ended March 31,		Increase (Decrease)
	2018	2017(1)	Amount	%
Occupancy (end of period)	85.5%	83.2%
Same store
Rental income(2)	$27,360	$27,197	$163
Escalation income	5,243	4,838	405
Other income	242	29	213
Total revenues	32,845	32,064	781	2.4%
Utilities	1,467	1,675	(208)
Real estate taxes and insurance	1,317	1,327	(10)
Management fees	534	534	—
Repairs and maintenance	2,454	2,532	(78)
Other(2)(3)	943	1,415	(472)
Properties - operating expenses	6,715	7,483	(768)	(10.3)%
Same store net operating income	$26,130	$24,581	$1,549	6.3%
_____________________________

(1)	Three months ended March 31, 2017 is translated using the average exchange rate for the three months ended March 31, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

(4)
We believe same store net operating income, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a quarter-over-quarter comparison. Same store net operating income is presented for the same store portfolio, which represents all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer below for a reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Same Store Revenue
Same store rental income increased driven primarily due to 2017 leasing activity and rent reviews completed during the year offset by the first quarter of 2017 preceded value enhancing lease extensions in the Maastoren property.
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain non-recoverable operating expenses.

Reconciliation of Net Income to Same Store
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,277)	$(15,526)
Corporate segment net (income) loss(1)	9,737	22,844
Other (income) loss(2)	18,530	16,366
Net operating income	26,990	23,684
Sale of real estate investments and other(3)	(131)	897	(5)
Interest income(4)	(729)	—
Same store net operating income	$26,130	$24,581
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes depreciation and amortization expense, unrealized loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Represents the impact of sold assets.

(4)	Represents interest income earned in the preferred equity segment.

(5)	Three months ended March 31, 2017 is translated using the average exchange rate for the three months ended March 31, 2018.
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
In November 2015, our Board authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of our outstanding common stock through November 2017. In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. For the three months ended March 31, 2018, the Company repurchased 1.1 million shares of its common stock for approximately $13.3 million. For the three months ended March 31, 2017, the Company did not repurchase any of its shares of its common stock. From the authorization in March 2018 through May 7, 2018, the Company repurchased 3.4 million shares of its common stock for approximately $46.3 million.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. As of May 7, 2018, total liquidity was $150 million, comprised of $80 million of unrestricted cash and $70 million of availability under our Credit Facility.
Cash Flows
The following presents a summary of our activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Cash flow provided by (used in):	2018	2017
Operating activities	$10,794	$4,388
Investing activities	(4,789)	20,582
Financing activities	(21,221)	(18,606)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	2,308	1,147
Net increase (decrease) in cash and cash equivalents and restricted cash	$(12,908)	$7,511
Three Months Ended March 31, 2018 Compared to March 31, 2017
Net cash provided by operating activities was $10.8 million for the three months ended March 31, 2018 compared to $4.4 million for the three months ended March 31, 2017. The increase was primarily due to a decrease in the change in operating assets and liabilities due to the timing of payments and collection of receivables.
Net cash used in investing activities was $4.8 million for the three months ended March 31, 2018 compared to net cash provided by $20.6 million for the three months ended March 31, 2017. Cash flow used in investing activities for the three months ended March 31, 2018 was primarily due to capital improvements of our operating real estate of $4.3 million and leasing costs of $0.4 million. Cash flow provided by the three months ended March 31, 2017 was primarily due to proceeds from sales of $20.9 million.
Net cash used in financing activities was $21.2 million three months ended March 31, 2018 compared to $18.6 million for the three months ended March 31, 2017. Cash flow used in financing activities for the three months ended March 31, 2018 was primarily due to retirement of shares of common stock of $10.7 million, dividend payments of $8.4 million and payment of financing costs of $0.4 million. Net cash flow used in financing activities for the three months ended March 31, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayment of the credit facility of $15.0 million and dividend payments of $8.4 million offset $15.0 million from the borrowing under the credit facility.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.

Related Party Arrangements
Colony NorthStar, Inc.
The Company entered into a management agreement with an affiliate of the Manager in November 2015, or the Original Management Agreement. On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement, with an affiliate of Colony NorthStar, effective as of January 1, 2018. As asset manager, the Manager is responsible for our day-to-day operations, subject to the supervision and management of our Board. Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries. The management agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
Term: Renewals
The Amended and Restated Management Agreement provides for an initial term (beginning January 1, 2018) of five years, or the Initial Term, with subsequent automatic renewals for additional three-year terms, unless either party provides notice to the other party of its intention to decline to renew the agreement at least six months prior to the expiration of the then-current term. During the Initial Term, the Amended and Restated Management Agreement is terminable only for cause (as defined in the Amended and Restated Management Agreement).
If we elect not to renew the Amended and Restated Management Agreement at the end of a term, we will be obligated to pay the Manager a termination fee, or the Termination Fee, equal to three times the amount of the base management fees earned by the Manager over the four most recent quarters immediately preceding the non-renewal. In addition, if at any time after the Initial Term, we undergo a “change of control” (as defined in the Amended and Restated Management Agreement), we may elect to terminate the agreement but upon any such termination it will be obligated to pay the Termination Fee to the Manager.
Assignment
The Amended and Restated Management Agreement provides that in the event of a change of control of the Manager or other event that could be deemed an assignment of the Amended and Restated Management Agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent. The Amended and Restated Management Agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The Amended and Restated Management Agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction by us or the Manager, directly or indirectly, the surviving entity will succeed to the terms of the Amended and Restated Management Agreement.
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, we are obligated to pay, quarterly, in arrears, in cash, the Manager a base management fee per annum equal to:

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
For the three months ended March 31, 2018, we incurred $4.2 million related to the base management fee.
Incentive Fee
In addition to the base management fees, we are obligated to pay the Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee will begin January 1, 2018 (based on an initial price of $13.67) and end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, we may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by us in the open market or a combination thereof. Any shares of common stock delivered by us will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of our common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) our EPRA NAV per share, based on our most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
Costs and Expenses
We are responsible to pay (or reimburse the Manager) for all of our direct, out of pocket costs and expenses as a stand alone company incurred by or on behalf of us and our subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
We are obligated to reimburse the Manager for (i) all direct, reasonable, customary and documented costs and expenses incurred by the Manager for salaries, wages, bonuses, payroll taxes and employee benefits for personnel employed by the Manager: (a) who solely provide services to us which prior to January 1, 2018 were provided by unaffiliated third parties, including accounting and treasury services or (b) who were hired by the Manager after January 1, 2018 but who solely provide services to us in respect of one of the categories of services previously internalized pursuant to clause (a) and who were not hired in connection with any event which otherwise resulted in an increase to our net asset value (such costs and expenses set forth in clauses (i) and (ii), the “Internalized Service Costs”), plus (ii) 20% of the amount calculated under clause (i) to cover reasonable overhead charges with respect to such personnel, provided that we shall not be obligated to reimburse the Manager for such costs and expenses to the extent they exceed the following quarterly limits:

•
0.0375% of our aggregate gross asset value as of the end of the prior calendar quarter (excluding cash and cash equivalents and certain other exclusions) as calculated for purposes of determining EPRA NAV, or GAV, for GAV amounts to and including $2.5 billion, plus

•	0.0313% of GAV amounts between $2.5 billion and $5.0 billion, plus

•	0.025% of GAV amounts exceeding $5.0 billion.
If the Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, is referred to as the Quarterly Cap Excess Amount we are obligated to reimburse the Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.
For the three months ended March 31, 2018, the Managed allocated $0.3 million of Internalized Service Costs to us.
Equity Based Compensation
In addition, we expect to make annual equity compensation grants to our management and other employees of the Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by our compensation committee. The Manager will have discretion in allocating the aggregate grant among our management and other employees of the Manager.
Under the Amended and Restated Management Agreement, beginning with our 2018 annual stockholders’ meeting, the Manager will have the right to nominate one director (who is expected to be one of our current directors employed by the Manager) to our board of directors.
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
Manager Ownership of Common Stock
As of March 31, 2018, Colony NorthStar and its subsidiaries owned 5.6 million shares of our common stock, or approximately 10.3% of the total outstanding common stock.
Recent Developments
Dividends
On May 7, 2018, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on May 25, 2018 to stockholders of record as of the close of business on May 21, 2018.
Share Repurchases
From the authorization in March 2018 through May 7, 2018, we repurchased 3.4 million shares of our common stock for approximately $46.3 million.
Disposals
In April 2018, we completed the sale of the Maastoren property, our largest non-core asset, for approximately $195 million. We released approximately $60 million of net equity after repayment of financing (including release premium) and transaction costs.
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
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; unrealized gain (loss) on derivatives and other; realized gain (loss) on sales and other (excluding any realized gain (loss) on the settlement on foreign currency derivatives); impairment on depreciable property; acquisition gains or losses; transaction costs; foreign currency gains (losses) related to sales; impairment on goodwill and other intangible assets; the incentive fee relating to the Amended and Restated Management Agreement and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to common stockholders	$(1,281)	$(15,350)
Non-controlling interests	4	(176)

Adjustments:
Depreciation and amortization items(1)(2)	13,160	29,571
Unrealized (gain) loss on derivatives and other	1,189	941
Realized (gain) loss on sales and other(3)(4)	(868)	(4,153)
Transaction costs and other(5)(6)	481	1,175
CAD	$12,685	$12,008
_____________________________

(1)
Three months ended March 31, 2018 represents an adjustment to exclude depreciation and amortization of $11.7 million, amortization expense of capitalized above/below market leases of $0.2 million, amortization of deferred financing costs of $0.7 million and amortization of equity-based compensation of $0.6 million.

(2)
Three months ended March 31, 2017 represents an adjustment to exclude depreciation and amortization of $12.6 million, amortization of above/below market leases of $0.3 million, amortization of deferred financing costs of $0.9 million and amortization of equity-based compensation of $15.9 million.

(3)	Three months ended March 31, 2018 CAD includes a $1.4 million net loss related to the settlement of foreign currency derivatives.

(4)	Three months ended March 31, 2017 CAD includes a $0.8 million net gain related to the settlement of foreign currency derivatives.

(5)	Three months ended March 31, 2018 represents an adjustment to exclude $0.5 million of transaction costs.

(6)
Three months ended March 31, 2017 represents an adjustment to exclude $0.3 million of transaction costs and $0.9 million of payroll taxes associated with the acceleration of equity awards due to the Mergers.

Net Operating Income (NOI)
We believe NOI is a useful metric for evaluating the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) on sales and other and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Rental income	$27,224	$25,536
Escalation income	5,341	5,161
Other income	278	29
Total property and other income	32,843	30,726
Properties - operating expenses	6,802	7,322
Adjustments:
Interest income	729	—
Amortization and other items(1)(2)	220	280
NOI(3)	$26,990	$23,684
_____________________________

(1)	Three months ended March 31, 2018 primarily excludes $0.2 million of amortization of above/below market leases.

(2)	Three months ended March 31, 2017 primarily excludes $0.3 million of amortization of above/below market leases.

(3)	The following table presents a reconciliation of net income (loss) to NOI of our real estate equity segment for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,277)	$(15,526)
Remaining segments(i)	9,737	22,844
Real estate equity and preferred equity segment adjustments:
Interest expense	5,955	6,119
Other expenses	1,424	2,000
Depreciation and amortization	11,651	12,563
Unrealized (gain) loss on derivatives and other	117	(331)
Realized (gain) loss on sales and other	(1,214)	(4,156)
Income tax (benefit) expense	39	(273)
Other items	558	444
Total adjustments	18,530	16,366
NOI	$26,990	$23,684
_____________________________

(i)	Represents the net (income) loss in our corporate segment to reconcile to net operating income.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of March 31, 2018, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $7.0 million annually.
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
As of March 31, 2018, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk based on the borrower’s ability to make required interest payments on scheduled due dates and value of collateral. We seek to manage credit risk through our Manager’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2018, our preferred equity investment contributed all of our interest income.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the three months ended March 31, 2018 and 2017:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $62.9 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.6 million annually, respectively.
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
Except as described above in the preceding paragraph, during the quarter ended March 31, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2017.
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
Item 2. Purchases of Equity Securities by Issuer
The following table provides the information with respect to purchases made by us of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 1 - March 31	1,051,029	$12.70	1,051,029	$86,650,987
__________________

(1)
In March 2018, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. There were no repurchases made during January or February 2018.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
The 2018 Annual Meeting of stockholders of the Company will be held at 535 Madison Avenue, 7th Floor, New York, New York 10022, on August 3, 2018, beginning at 8:00 a.m. Eastern Time.  The record date for the determination of stockholders entitled to receive notice of and to vote at the 2018 Annual’ Meeting of stockholders of the Company will be the close of business on June 19, 2018.

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
10.2
First Amendment to Credit Agreement and New Lender Joinder Agreement dated March 9, 2018, to amend the Amended and Restated Credit Agreement dated April 6, 2017, among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., the Lender party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Annual Report on Form 10-K for the year ended December 31, 2017)

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

_____________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	May 10, 2018	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer