Form 10-Q
period 2018-06-30
NorthStar Realty Europe Corp.
filed 2018-08-07
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The Company has one class of common stock, $0.01 par value per share, 49,812,950 shares outstanding as of August 3, 2018.

NORTHSTAR REALTY EUROPE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow our business, our expected leverage, our expected cost of capital, our ability to divest non-strategic properties, our management’s track record and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the effect of economic conditions, particularly in Europe, on the valuation of our investments and on the tenants of the real property that we own;

•	the effect of the Mergers (as defined in Note 1 to the financial statements included in Part I Item I) on our business;

•	the ability of Colony Capital Inc., or CLNY, to scale its operations in Europe to effectively manage our company;

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

•
the effects of being an externally-managed company, including our reliance on CLNY and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by CLNY among us and CLNY’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with CLNY;

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

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	CLNY’s ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

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

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Operating real estate, gross	$1,573,789	$1,606,890
Less: accumulated depreciation	(110,737)	(95,356)
Operating real estate, net	1,463,052	1,511,534
Preferred equity investments	34,603	35,347
Cash and cash equivalents	51,036	64,665
Restricted cash	6,852	6,917
Receivables, net of allowance of $863 and $747 as of June 30, 2018 and December 31, 2017, respectively	6,194	9,048
Assets held for sale	12,470	169,082
Derivative assets, at fair value	10,063	7,024
Intangible assets, net	105,054	114,185
Other assets, net	27,579	23,115
Total assets	$1,716,903	$1,940,917
Liabilities
Mortgage and other notes payable, net	$1,078,054	$1,223,443
Accounts payable and accrued expenses	18,126	27,240
Due to related party (refer to Note 6)	4,550	3,590
Derivative liabilities, at fair value	1,038	5,270
Intangible liabilities, net	26,249	28,632
Liabilities related to assets held for sale	380	648
Other liabilities	31,307	25,757
Total liabilities	1,159,704	1,314,580
Commitments and contingencies
Redeemable noncontrolling interest (refer to Note 9)	1,943	1,992
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 50,704,373 and 55,402,259 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	508	555
Additional paid-in capital	873,709	940,579
Retained earnings (accumulated deficit)	(328,397)	(347,053)
Accumulated other comprehensive income (loss)	5,836	25,618
Total NorthStar Realty Europe Corp. stockholders’ equity	551,656	619,699
Noncontrolling interests	3,600	4,646
Total equity	555,256	624,345
Total liabilities, redeemable noncontrolling interest and equity	$1,716,903	$1,940,917

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$24,600	$26,025	$51,824	$51,561
Escalation income	5,561	5,558	10,902	10,719
Interest income	706	297	1,435	297
Other income	143	508	421	537
Total revenues	31,010	32,388	64,582	63,114
Expenses
Properties - operating expenses	6,930	7,680	13,732	15,002
Interest expense	5,855	6,722	11,962	13,105
Transaction costs	376	973	857	1,233
Management fee, related party	4,223	3,572	8,380	7,131
Other expenses	1,273	2,608	2,697	4,608
General and administrative expenses	1,801	1,555	3,679	4,152
Compensation expense (1)	2,819	1,385	3,392	17,255
Depreciation and amortization	11,977	12,520	23,628	25,083
Total expenses	35,254	37,015	68,327	87,569
Other income (loss)
Unrealized gain (loss) on derivatives and other (refer to Note 10)	5,682	(7,655)	4,493	(8,596)
Realized gain (loss) on sales and other	34,727	1,981	34,179	6,951
Income (loss) before income tax benefit (expense)	36,165	(10,301)	34,927	(26,100)
Income tax benefit (expense)	76	(237)	37	36
Net income (loss)	36,241	(10,538)	34,964	(26,064)
Net (income) loss attributable to noncontrolling interests	(217)	91	(221)	267
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$36,024	$(10,447)	$34,743	$(25,797)
Earnings (loss) per share:
Basic	$0.69	$(0.19)	$0.64	$(0.47)
Diluted	$0.66	$(0.19)	$0.62	$(0.47)
Weighted average number of shares:
Basic	51,858,645	55,023,535	53,455,635	54,928,364
Diluted	54,007,807	55,587,897	55,432,191	55,546,668
Dividends per share of common stock	$0.15	$0.15	$0.30	$0.30
____________________________

(1)
Compensation expense for the three and six months ended June 30, 2018 and 2017 is comprised of equity-based compensation expenses. For the six months ended June 30, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$36,241	$(10,538)	$34,964	$(26,064)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(39,923)	37,229	(19,922)	46,473
Total other comprehensive income (loss)	(39,923)	37,229	(19,922)	46,473
Comprehensive income (loss)	(3,682)	26,691	15,042	20,409
Comprehensive (income) loss attributable to noncontrolling interests	53	(112)	(81)	(58)
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(3,629)	$26,579	$14,961	$20,351

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2016	55,395	$554	$925,473	$(282,769)	$(51,424)	$591,834	$8,073	$599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,801	—	—	1,801	(1,801)	—
Conversion of Common Units to common stock (refer to Note 9)	238	3	2,796	—	—	2,799	(2,799)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	15,056	—	—	15,056	2,174	17,230
Issuance and vesting of restricted stock, net of tax withholding	486	5	(5)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	46,148	46,148	325	46,473
Dividends on common stock and equity-based compensation	—	—	—	(16,592)	—	(16,592)	(177)	(16,769)
Net income (loss)	—	—	—	(25,797)	—	(25,797)	(267)	(26,064)
Balance as of June 30, 2017 (Unaudited)	55,258	$553	$934,136	$(325,158)	$(5,276)	$604,255	$5,528	$609,783

Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	85	—	—	85	(85)	—
Conversion of Common Units to common stock (refer to Note 9)	23	—	216	—	—	216	(216)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(131)	(131)
Redemption of Common Units	—	—	—	—	—	—	(582)	(582)
Amortization of equity-based compensation (refer to Note 7)	—	—	2,427	—	—	2,427	—	2,427
Issuance and vesting of restricted stock, net of tax withholding	348	4	(4)	—	—	—	—	—
Retirement of shares of common stock	(5,069)	(51)	(69,594)	—	—	(69,645)	—	(69,645)
Other comprehensive income (loss)	—	—	—	—	(19,782)	(19,782)	(140)	(19,922)
Dividends on common stock and equity-based compensation	—	—	—	(16,087)	—	(16,087)	(113)	(16,200)
Net income (loss)	—	—	—	34,743	—	34,743	221	34,964
Balance as of June 30, 2018 (Unaudited)	50,704	$508	$873,709	$(328,397)	$5,836	$551,656	$3,600	$555,256

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$34,964	$(26,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,628	25,083
Amortization of deferred financing costs	1,591	1,689
Amortization of equity-based compensation	3,392	17,230
Allowance for uncollectible accounts	492	266
Unrealized (gain) loss on derivatives and other	(4,493)	8,596
Realized (gain) loss on sales and other	(34,179)	(6,951)
Amortization of capitalized above/below market leases	259	533
Straight line rental income	(5,080)	(1,671)
Deferred income taxes, net	11	(310)
Changes in assets and liabilities:
Receivables	2,520	76
Other assets	(3,067)	(1,850)
Accounts payable and accrued expenses	(4,181)	(4,914)
Due to related party	948	(1,447)
Other liabilities	(709)	2,702
Net cash provided by (used in) operating activities	16,096	12,968
Cash flows from investing activities:
Improvements of operating real estate	(8,171)	(5,552)
Origination of preferred equity investments	—	(34,064)
Payment relating to sale of operating real estate	188,523	34,510
Escrow receivable	3,305	2,256
Other deposits	4,746	—
Deferred leasing costs	(694)	(1,179)
Net cash provided by (used in) investing activities	187,709	(4,029)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(122,145)	(7,451)
Borrowings from credit facility	20,000	35,000
Repayment of credit facility	(20,000)	(12,000)
Payment of financing costs	(811)	(501)
Settlement of derivatives	(4,371)	1,456
Purchase of derivative instruments	(3,083)	—
Tax withholding related to vesting of equity-based compensation	—	(10,994)
Repurchase of common stock	(69,352)	—
Dividends	(16,200)	(16,769)
Redemption of Common Units	(583)	—
Distributions to noncontrolling interest	(113)	—
Net cash provided by (used in) financing activities	(216,658)	(11,259)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(841)	5,680
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,694)	3,360
Cash and cash equivalents and restricted cash—beginning of period	71,582	76,550
Cash and cash equivalents and restricted cash—end of period	$57,888	$79,910

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$—	$8,468
Conversion of Common Units to common stock	216	2,799
Reclassification of intangibles to assets and liabilities held for sale	—	959
Reclassification of other assets and liabilities to assets held for sale	388	—
Retirement of shares of common stock	242	—
Reallocation of interest in Operating Partnership	85	1,801
Accrued capital expenditures, deferred assets and deferred leasing costs	1,007	668

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
The Company is externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to NorthStar Asset Management Group Inc. (“NSAM”) for the period prior to the Mergers (refer below) and Colony Capital, Inc. (“Colony Capital” or “CLNY”), formerly known as Colony NorthStar Inc., for the period subsequent to the Mergers.
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
Merger Agreements among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, the Company’s external manager, NSAM, completed a tri-party merger with NorthStar Realty and Colony Capital, Inc. (“Legacy Colony”), pursuant to which the companies combined in an all-stock merger (“the Mergers”) of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Legacy Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar (NYSE: CLNS). Effective June 25, 2018, Colony NorthStar Inc. changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol on the New York Stock Exchange (“NYSE”) from “CLNS” to “CLNY.”
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
Noncontrolling Interests
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A noncontrolling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to noncontrolling interests. An allocation to a noncontrolling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Building leasehold interests	Lesser of 40 years or remaining term of the lease
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	3 - 20 years
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
Assets and Related Liabilities Held For Sale
Operating real estate which has met the criteria to be classified as held for sale is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell, net of the intangible assets associated with the asset, with any write-down to fair value less cost to sell recorded as an impairment loss. Once a property is determined to be held for sale, depreciation and amortization is no longer recorded. The Company records a gain or loss on sale of real estate when a contract is executed and control of the property has transferred to the buyer. If the sales criteria are not met, the Company defers some or all of the gain or loss recognition until the sales criteria are met.

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
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized net to rental income, the value of above or below-market ground leases is amortized into properties - operating expense and in-place leases is amortized into depreciation and amortization expense, respectively, in the consolidated statements of operations on a straight-line basis over the respective remaining lease term.
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
The following table presents identified intangibles as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$64,068	$(29,250)	$34,818	$64,427	$(24,290)	$40,137
Above-market lease	34,251	(11,831)	22,420	34,882	(9,919)	24,963
Below-market ground lease	33,788	(1,282)	32,506	34,497	(1,109)	33,388
Goodwill(1)	15,310	N/A	15,310	15,697	N/A	15,697
Total	$147,417	$(42,363)	$105,054	$149,503	$(35,318)	$114,185

Intangible liabilities:
Below-market lease	$31,544	$(10,456)	$21,088	$32,267	$(8,964)	$23,303
Above-market ground lease	5,377	(216)	5,161	5,513	(184)	5,329
Total	$36,921	$(10,672)	$26,249	$37,780	$(9,148)	$28,632
_____________________________

(1)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents annual amortization of intangible assets and liabilities excluding those related to assets held for sale (dollars in thousands):

	Intangible Assets			Intangible Liabilities
	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net	Above-market Ground Lease Value, Net
Remaining 2018	$4,533	$1,978	$196	$1,375	$36
Years ending December 31:
2019	8,610	3,932	392	2,750	73
2020	6,944	3,757	392	2,717	73
2021	5,889	3,749	392	2,552	73
2022	4,112	3,749	392	2,543	73
2023 and thereafter	4,730	5,255	30,742	9,151	4,833
Total	$34,818	$22,420	$32,506	$21,088	$5,161
Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Other assets:
Prepaid expenses	$3,012	$1,936
Deferred leasing and other costs, net	7,266	6,019
Deferred tax assets, net	420	—
Straight-line rent, net	14,527	10,969
Escrow receivable	—	3,286
Other	2,354	905
Total	$27,579	$23,115

	June 30, 2018 (Unaudited)	December 31, 2017
Other liabilities:
Deferred tax liabilities	$8,957	$8,548
Prepaid rent received and unearned revenue	10,175	8,406
Tenant security deposits	3,978	4,435
Prepaid escalation and other income	2,448	3,982
Other deposits(1)	4,746	—
Other	1,003	386
Total	$31,307	$25,757
_____________________________

(1)	Represents a deposit relating to the Company’s asset held for sale.
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
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any impairment losses.
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
Income recognition is suspended for an investment when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2018 and December 31, 2017, the Company did not have any impaired preferred equity investments.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended June 30, 2018 and 2017, the Company reclassified $7.8 million and $0.1 million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3). For the six months ended June 30, 2018 and 2017, the Company reclassified $8.1 million and $(0.3) million, respectively, of CTA to realized gain (loss) on sales and other in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership owned by holders other than the Company (“Common Units”) and Common Units which are structured as profits interests (“LTIP Units” collectively referred to as Unit Holders). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s unvested restricted stock awards, certain RSUs and LTIP Units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, net income is first reduced for distributions declared on all classes of participating securities to arrive at undistributed earnings. Under the two-class method, net loss is reduced for distributions declared on participating securities only if such security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and six months ended June 30, 2018 and 2017.
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
For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The Company recorded an income tax benefit of $0.1 million for the three months ended June 30, 2018 and an income tax expense of $0.2 million for the three months ended June 30, 2017. The Company recorded an income benefit of an immaterial amount for the six months ended June 30, 2018 and 2017, respectively.
Recent Accounting Pronouncements: Accounting Standards Adopted in 2018
Revenue Recognition - In May 2014, FASB issued an accounting update (ASU No. 2014-09) requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach and has applied the guidance to contracts not yet completed as of the date of adoption. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification and therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases is scoped out of the new revenue recognition guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance within ASC 842. There were no changes as a result of the new revenue recognition standard. In addition, the Company will adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease.
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

	As of June 30, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$13,392	$12,968
Investing activities	(4,029)	(4,029)
Financing activities	(11,259)	(11,259)
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
Derecognition and Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures as there were no such sales for the three and six months ended June 30, 2018.
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
Recent Accounting Pronouncements: Future Application of Accounting Standards
Leases - In February 2016, the FASB issued an accounting update (ASU No. 2016-02) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

future obligations under its ground lease arrangements for which it is the lessee. The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease. As of June 30, 2018, the Company had two ground lease agreements with annual payments of $0.7 million. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial statements and related disclosures.
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
Share-Based Payments- In June 2018, the FASB issued guidance (ASU 2018-07) which simplifies the accounting for share-based payments to non-employees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to non-employee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring non-employee awards based on fair value of the equity instrument issued, rather than fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified non-employee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For non-employee awards with performance conditions, compensation cost will be recognized when achievement of the performance condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and non-employee awards. The accounting model for non-employee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for non-employee awards continues to be recognized in the same period and in the same manner (i.e., capitalize or expense) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified non-employee awards where a measurement date has not been established by the adoption date and unsettled liability-classified non-employee awards. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. ASU 2018-07 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted in an interim period for which financial statements have not been issued, with adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company plans to early adopt the new standard in the third quarter of 2018. As of June 30, 2018, the Company had 1.7 million shares of non-employee awards outstanding.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Land	$384,095	$393,691
Buildings and improvements	932,946	954,314
Building and leasehold interests	191,370	195,929
Furniture, fixtures and equipment	3,974	1,653
Tenant improvements	61,404	61,303
Operating real estate, gross	1,573,789	1,606,890
Less: accumulated depreciation	(110,737)	(95,356)
Operating real estate, net	$1,463,052	$1,511,534
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of June 30, 2018 (dollars in thousands):

			Assets(1)(2)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total	Other Liabilities
Lisbon, Portugal	Office	1	$11,617	$61	$792	$12,470	$380
_____________________________

(1)
The assets and liabilities classified as held for sale are expected to be sold as a share sale subject to standard industry terms and conditions. The asset contributed $0.3 million and $0.2 million of revenue and $(0.2) million and $(0.2) million of income (loss) before income tax benefit (expense) for the three months ended June 30, 2018 and 2017, respectively. The asset contributed $0.5 million and $0.4 million of revenue and $(0.3) million and $(0.4) million of income (loss) before income tax benefit (expense) for the six months ended June 30, 2018 and 2017, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $1.5 million prior to being reclassified into held for sale.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017(1)	2018		2017(1)
Properties	1		2	1		3
Carrying Value(2)	$156,107		$11,037	$156,107		$30,094
Sales Price	$188,246	(3)	$13,617	$188,246	(3)	$37,216
Net Proceeds(4)	$186,064		$12,966	$186,064		$35,878
Realized Gain(5)	$29,957		$1,929	$29,957		$5,784
_____________________________

(1)	Three and six months ended June 30, 2017 amounts are translated using the average exchange rate for the three and six months ended June 30, 2018, respectively.

(2)	Includes the assets and liabilities related to share sales.

(3)	The Company sold the Maastoren property in April 2018 for €159.3 million.

(4)
Represents proceeds net of sales costs prior to the repayment of the associated property debt of $102.4 million and preferred equity certificates of $15.6 million for the three and six months ended June 30, 2018 and prior to the repayment of the associated property debt of $8.2 million for the three and six months ended June 30, 2017.

(5)
The Company recorded an additional realized gain for the three and six months ended June 30, 2018 of $0.5 million and $1.3 million, respectively, related to the release of escrow accounts net of subsequent sale costs from prior period disposals. The Company recorded an additional realized loss for the three and six months ended June 30, 2017 of $0.1 million and $0.2 million, respectively, related subsequent sale costs from prior period disposals.

Certain escrow accounts are not held by the Company and are expected to be released within the next 12 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured. As of June 30, 2018, there were $1.2 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $34.6 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.
The following table presents one preferred equity investment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Asset Type	Principal Amount(1)	Carrying Value	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$34,603	$34,603	$35,347	$35,347	8.00%	May 2020
_____________________________

(1)
The Company’s preferred equity investment is denominated in U.K. Pound Sterling, and as such, the principal amount decreased from 2017 to 2018 due to the change in the U.K. Pound Sterling to U.S. dollar exchange rate.

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
As of June 30, 2018, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three and six months ended June 30, 2018 and 2017, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

5.	Borrowings
The following table presents borrowings as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				June 30, 2018 (Unaudited)		December 31, 2017
	Country	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(3)(5)	France	Apr-20	EURIBOR + 2.70%	$10,122	$9,906	$10,378	$10,116
Trias Portfolio 2(3)(5)(7)	Germany	Jun-25(7)	EURIBOR + 1.00%(7)	89,321	88,882	91,577	90,880
Trias Portfolio 3(3)(5)	France	Apr-20	EURIBOR + 1.65%	43,710	42,774	44,814	43,684
Trias Portfolio 4(3)(5)	U.K.	Apr-20	GBP LIBOR + 2.70%	16,961	16,780	17,326	17,123
SEB Portfolio 1(5)	Germany/France	Jul-24	EURIBOR + 1.55%(8)	207,153	204,386	317,317	313,153
SEB Portfolio 2(5)	U.K.	Jul-24	GBP LIBOR + 1.55%(8)	245,548	242,831	250,825	247,902
SEB Portfolio - Preferred(4)	Germany/France/U.K.	Apr-60	1.60%	84,471	84,221	102,560	102,271
Trianon Tower(5)	Germany	Jul-23	EURIBOR + 1.30%	385,559	384,201	395,294	393,763
Other - Preferred(6)	Germany	Oct-45	1.00%	4,439	4,073	4,551	4,551
Total mortgage and other notes payable				$1,087,284	$1,078,054	$1,234,642	$1,223,443
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount generally decreased from 2017 to 2018 due to the change in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate and the repayment of $118.0 million. All borrowings are non-recourse

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)	Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio.

(4)
Represents preferred equity certificates with a contractual interest rate of 1.6% through May 2019, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

(5)
Prepayment provisions include a fee based on principal amount ranging from 0.25% to 1.0% through December 2019 for the Trias Portfolio borrowings and 1.0% to 2.0% through July 2020 for the SEB Portfolio borrowings and 0.30% through June 30, 2019 for Trianon Tower borrowings.

(6)
Represents preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated with the German property companies of the Trias Portfolio which can be prepaid at any time without penalty through final maturity, which is thirty years from the issuance date.

(7)
In May 2018, the Company entered into a second amended and restated loan agreement, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.

(8)	In September 2017, the Company amended and restated the agreement to reduce the margin from 1.80% to 1.55% and extended the maturity date from April 1, 2022 to July 20, 2024.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017

Principal amount	$1,087,284	$1,234,642
Deferred financing costs, net	(9,230)	(11,199)
Carrying value	$1,078,054	$1,223,443
The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2018 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2018	$—
Years ending December 31:
2019	—
2020	70,793
2021	—
2022	—
2023	385,559
2024 and thereafter	630,932
Total	$1,087,284
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all of its financial covenants.
Credit Facility
In April 2017, the Company amended and restated corporate revolving credit facility (the “Credit Facility”) with aggregate commitments of $35.0 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. In March 2018, the Company amended the Credit Facility, increasing the size to $70.0 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105.0 million. As of June 30, 2018, there was no outstanding balance on the Credit Facility.
6.    Related Party Arrangements
Colony Capital, Inc.
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
For the three and six months ended June 30, 2018, the Company incurred $4.2 million and $8.4 million, respectively, related to the base management fee.
Under the Original Management Agreement, for the three and six months ended June 30, 2017, the Company incurred $3.6 million and $7.1 million, respectively, related to the base management fee. The Original Management Agreement base management fee to the Manager was $14 million subject to increase by an amount equity to 1.5% per annum of the sum of:

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.67) and will end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published. For the three and six months ended June 30, 2018, the Company did not record an incentive fee.
Under the Original Management Agreement, for the three and six months ended June 30, 2017, the Company did not incur an incentive fee. The incentive fee under the Original Management Agreement was calculated and was payable quarterly in arrears in cash, equal to:

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
For the three and six months ended June 30, 2018, the Manager allocated $0.3 million and $0.5 million, respectively, of Internalized Service Costs to the Company, which is recorded in general and administration expenses in the consolidation statements of operations.
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
Under the Amended and Restated Management Agreement, beginning with the Company’s 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by the Company’s board of directors for election at each annual meeting.
Colony Capital Ownership Waiver and Voting Agreement
In connection with the entry into the Amended and Restated Management Agreement, the Company provided Colony Capital with an ownership waiver under the Company’s Articles of Amendment and Restatement, allowing Colony Capital to purchase up to 45% of the Company’s stock. The waiver provides that if the Amended and Restated Management Agreement is terminated, Colony Capital may not purchase any shares of the Company’s common stock to the extent Colony Capital owns (or would own as a result of such purchase) more than 9.8% of the Company’s capital stock. In connection with the waiver, Colony Capital also agreed that for all matters submitted to a vote of the Company’s stockholders, to the extent Colony Capital owns more than 25% of the Company’s common stock (such shares owned by Colony Capital in excess of the 25% threshold, the “Excess Shares”), it will vote the Excess Shares in the same proportion that the remaining shares of the Company not owned by Colony Capital or its affiliates are voted. If the Amended and Restated Management Agreement is terminated, then beginning on the third anniversary of such termination, the threshold described in the prior sentence will be reduced from 25% to 9.8%.
Manager Ownership of Common Stock
As of June 30, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.1% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three and six months ended June 30, 2018 and 2017:
For the three months ended June 30, 2018 and 2017, the Company recorded $2.8 million and $1.4 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the Company recorded $3.4 million and $17.3 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of June 30, 2018, equity-based compensation expense to be recognized over the remaining vesting period through May 2021 is $9.7 million, provided no changes to the fair value of the performance awards or no additional forfeitures.
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of June 30, 2018, under the 2015 Plan, a total of 1.6 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.9 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.4 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.5 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 9.1 million otherwise unreserved shares remained available for issuance.
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
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. During the six months ended June 30, 2018, 170,454 Absolute RSUs and 170,453 Relative RSUs that had previously been granted to key employees of the Manager who are no longer providing services to the Company were forfeited. In May 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that will be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion.
In March 2018, as contemplated by the Amended and Restated Management Agreement, the Company established an annual equity compensation pool under the 2015 Plan to be allocated among members of management of the Company and other employees of the Manager consisting of an aggregate of 198,000 restricted shares of common stock and 132,000 performance based RSUs. This annual equity compensation pool was then allocated to individual award recipients by the Manager, and individual grants were made. The restricted shares of common stock are subject to vesting in approximately equal annual installments over the three-year period ending March 1, 2021, subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries. The RSUs are market-based awards subject to the achievement of performance-based vesting conditions. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over the three-year period from the grant date through February 28, 2021 (the “2018 Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index over the three-year period from the grant date through February 28, 2021 (the “2018 Relative RSUs”). Award recipients may earn up to 200% of the 2018 Absolute RSUs and Relative RSUs that were granted. Vesting of the 2018 Absolute and Relative RSUs are also subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries through the end of the performance period. The RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.

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
The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of June 30, 2018 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Six Months Ended June 30, 2018
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2017	121	420	1,453	1,994	$11.95
Granted	348	—	132	480	13.23
Redeemed	—	(46)	—	(46)	12.70
Converted	—	(23)	—	(23)	11.94
Forfeited	—	—	(341)	(341)	12.60
June 30, 2018 (Unaudited)	469	351	1,244	2,064	$12.12
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	As of June 30, 2018, represented outstanding Absolute and Relative RSUs and 2018 Absolute and Relative RSUs.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors.
The following table presents the number of share repurchased by the Company, the average price paid per share and the gross amount paid for the repurchased shares for the three and six months ended June 30, 2018 and the period subsequent to quarter end, from July 1, 2018 through August 3, 2018 (dollars and shares in thousands, except per share data):

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Period	Shares	Average Price Paid per Share	Gross
January 1 - March 31(1)	1,051	$12.70	$13,350
April 1 - June 30	4,018	14.00	56,244
July 1 - August 3	891	13.68	12,194
Total	5,960	$13.72	$81,788
_____________________________

(1)
The authorization for the repurchases was approved by the Company’s board of directors in March 2018. For the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock.

Dividends
The following table presents dividends declared (on a per share basis) with respect to the six months ended June 30, 2018 and 2017:

Common Stock
Declaration Date	Dividend Per Share
2018
May 7	$0.15
August 3	$0.15
2017
May 1	$0.15
August 2	$0.15
Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
Numerator:
Net income (loss)	$36,241		$(10,538)	$34,964		$(26,064)
Net (income) loss attributable to Unit Holders noncontrolling interest	(217)		117	(202)		310
Net income (loss) attributable to common stockholders and Unit Holders(1)	$36,024		$(10,421)	$34,762		$(25,754)
Net (income) allocated to participating securities	(438)		—	(371)		—
Net loss allocated to common stockholders—basic and dilutive	$35,586		$(10,421)	$34,391		$(25,754)
Denominator:
Weighted average shares of common stock - basic	51,859		55,024	53,456		54,928
Weighted average effect of dilutive shares	2,149	(2)	564	1,976	(2)	619
Weighted average shares of common stock - dilutive	54,008		55,588	55,432		55,547
Earnings (loss) per share:
Basic	$0.69		$(0.19)	$0.64		$(0.47)
Diluted	$0.66		$(0.19)	$0.62		$(0.47)
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)	Includes the Absolute and Relative RSUs and 2018 Absolute and Relative RSUs as the performance targets would have been met if the performance period ended on June 30, 2018.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such non-controlling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of June 30, 2018 and December 31, 2017, the Company allocated $0.1 million and $1.8 million, respectively, from stockholders’ equity to noncontrolling interest on the consolidated balance sheets and consolidated statement of equity.
As of June 30, 2018, 350,863 Common Units and LTIP Units were outstanding, representing a 0.7% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended June 30, 2018 and 2017 was a net income (loss) of $0.2 million and $(0.1) million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended June 30, 2018 and 2017 was a net income (loss) of an $0.2 million amount and $(0.3) million, respectively.
Redeemable Noncontrolling Interest
In connection with the acquisition of the Trianon Tower in July 2015, the Company sold a 5.5% non-controlling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder may redeem its interest for cash at the greater of fair market value of such non-controlling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the noncontrolling interest at its acquisition date fair value as temporary equity due to the redemption option. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital.

10.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage certain interest rate and currency risk and such derivatives are not considered speculative. These derivative instruments are in the form of interest cap agreements where the primary objective is to minimize interest rate risks associated with investment and financing activities and foreign currency forward agreements where the primary objective is to minimize foreign currency exchange rate risks associated with operating activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR	Range of Maturity
As of June 30, 2018 (Unaudited):
Interest rate caps	33	$1,235,767	$7,801	(2)	April 2020 - June 2025
Foreign currency forwards(3)	7	82,883	1,224	N/A	August 2018 - November 2019
Total	40	$1,318,650	$9,025

As of December 31, 2017:
Interest rate caps	31	$1,193,012	$7,024	(2)	April 2020 - July 2023
Foreign currency forwards(3)	4	58,647	(5,270)	N/A	February 2018 - November 2018
Total	35	$1,251,659	$1,754
_____________________________
(1)    Represents number of transactions.
(2)    Includes a range of interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR.
(3)    Includes Euro currency forwards. The strike prices for the foreign currency forwards maturing in 2018 and 2019 are an average of $1.12 and $1.25, respectively.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Balance Sheet	June 30, 2018 (Unaudited)	December 31, 2017
	Location
Interest rate caps	Derivative assets	$7,801	$7,024
Foreign currency forwards	Derivative assets	$2,262	$—
Foreign currency forwards	Derivative liabilities	$1,038	$5,270
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Unrealized gain (loss) on derivatives and other(1)	$(1,880)	$(1,032)	$(1,999)	$(713)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Unrealized gain (loss) on derivatives and other (1)	7,566	(6,308)	6,494	(7,572)
Net cash receipt (payment) on derivatives	Realized gain (loss) on sales and other	(2,631)	639	(4,371)	1,456
_____________________________
(1)    Excludes the unrealized gain (loss) relating to foreign currency remeasurement adjustments.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2018 and December 31, 2017. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2018 and December 31, 2017.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,299,395	$10,063	$10,063	$1,193,012	$7,024	$7,024
Preferred equity investment	34,603	34,603	35,031	35,347	35,347	35,783
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,087,284	$1,078,054	$1,080,998	$1,234,642	$1,223,443	$1,231,321
Derivative liabilities	19,255	1,038	1,038	58,647	5,270	5,270
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three and six months ended June 30, 2018, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenues. This tenant has 6.0 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the three and six months ended June 30, 2018, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$24,600		$—	$—		$24,600
Escalation income	5,561		—	—		5,561
Interest income	—		706	—		706
Expenses
Interest expense(1)	5,601		—	254		5,855
Management fee, related party	—		—	4,223		4,223
Transaction costs	—		—	376		376
Depreciation and amortization	11,977		—	—		11,977
Realized (gain) loss	(37,236)		—	2,509		(34,727)
Other expense (income)	10,374	(2)	—	(3,376)	(3)	6,998
Income (loss) before income tax benefit (expense)	39,445		706	(3,986)		36,165
Income tax benefit (expense)	76		—	—		76
Net income (loss)	$39,521		$706	$(3,986)		$36,241
_____________________________

(1)	Includes $0.7 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps.

(3)	Primarily relates to the unrealized gain on foreign currency forwards offset by general and administrative expenses and compensation expense.

	Three Months Ended June 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$26,025		$—	$—		$26,025
Escalation income	5,558		—	—		5,558
Interest income	—		297	—		297
Expenses
Interest expense(1)	6,451		—	271		6,722
Management fee, related party	—		—	3,572		3,572
Transaction costs	—		546	427		973
Depreciation and amortization	12,520		—	—		12,520
Other expense (income)	9,804	(2)	—	8,590	(3)	18,394
Income (loss) before income tax benefit (expense)	2,808		(249)	(12,860)		(10,301)
Income tax benefit (expense)	(237)		—	—		(237)
Net income (loss)	$2,571		$(249)	$(12,860)		$(10,538)
_____________________________

(1)	Includes $0.7 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps.

(3)	Primarily relates to general and administrative expenses and unrealized loss on foreign currency forwards.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$51,824		$—	$—		$51,824
Escalation income	10,902		—	—		10,902
Interest income	—		1,435	—		1,435
Expenses
Interest expense(1)	11,556		—	406		11,962
Management fee, related party	—		—	8,380		8,380
Transaction costs	—		—	857		857
Depreciation and amortization	23,628		—	—		23,628
Realized (gain) loss	(38,450)		—	4,271		(34,179)
Other expense (income)	18,777	(2)	—	(191)	(3)	18,586
Income (loss) before income tax benefit (expense)	47,215		1,435	(13,723)		34,927
Income tax benefit (expense)	37		—	—		37
Net income (loss)	$47,252		$1,435	$(13,723)		$34,964
_____________________________

(1)	Includes $1.3 million and $0.3 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and the unrealized loss on interest rate caps.

(3)	Primarily relates to the unrealized gain on foreign currency forwards offset by general and administrative expenses and compensation expense.

	Six Months Ended June 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$51,561		$—	$—		$51,561
Escalation income	10,719		—	—		10,719
Interest income	—		297	—		297
Expenses
Interest expense(1)	12,571		—	534		13,105
Management fee, related party	—		—	7,131		7,131
Transaction costs	—		546	687		1,233
Depreciation and amortization	25,083		—	—		25,083
Other expense (income)	14,774	(2)	—	27,351	(3)	42,125
Income (loss) before income tax benefit (expense)	9,852		(249)	(35,703)		(26,100)
Income tax benefit (expense)	36		—	—		36
Net income (loss)	$9,888		$(249)	$(35,703)		$(26,064)
_____________________________

(1)	Includes $1.5 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expense offset by the realized gain on the sale of real estate.

(3)
Primarily relates to general and administrative expenses, unrealized loss on foreign currency forwards and compensation expense relating to the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager.

The following table presents total assets by segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
June 30, 2018 (Unaudited)	$1,673,422	$35,388	$8,093	$1,716,903
December 31, 2017	1,901,282	37,133	2,502	1,940,917

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
The following table presents geographic information about the Company’s total rental income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Properties(1)	24		27		24		27
Office
Germany	$11,751		$10,053		$23,715		$19,968
United Kingdom	5,997		6,984		12,142		13,776
France	4,566		4,380		9,497		8,613
Other office	1,073	(2)	3,506	(3)	3,944	(2)	7,034	(3)
Subtotal	23,387		24,923		49,298		49,391
Other Property Types
France/Germany(4)	1,213		1,102	(3)	2,526		2,170	(3)
Total	$24,600		$26,025		$51,824		$51,561
_____________________________

(1)	Represents the number of properties owned as of June 30, 2018 and 2017, respectively.

(2)	Includes an asset in Portugal which is classified as held-for-sale as of June 30, 2018 and partial period rental income from the Maastoren property which was sold in April 2018.

(3)
Includes an asset in the Netherlands and Spain which were classified as held-for-sale as of June 30, 2017 and partial period rental income for the assets sold during the three and six months ended June 30, 2017.

(4)	Represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.

14.	Subsequent Events
Dividends
On August 3, 2018, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on August 17, 2018 to stockholders of record as of the close of business on August 13, 2018.
Share Repurchases
From the authorization in March 2018 through August 3, 2018, the Company repurchased 6.0 million shares of its common stock for approximately $81.8 million (refer to Note 8 “Stockholders’ Equity”).
Refinancing
In August 2018, the Company amended and restated its loan agreement on the loans related to the Trias France portfolio, increasing the principal balance to $77 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “NorthStar Europe,” “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers (refer below) and Colony Capital, Inc., formerly known as Colony NorthStar Inc., for the period subsequent to the Mergers.
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
Significant Developments
Leasing
During the second quarter 2018, we extended the lease of 11,200 square meters on a property on Boulevard MacDonald, in Paris, France, to nine years, which increased the weighted average lease term by five years. During and subsequent to the second quarter 2018, we entered into a new lease of 32,800 square meters on a property at Marly, in Greater Paris, France, increasing the asset’s occupancy from 45% to 100%, which with other leasing activities in the quarter, increased the overall portfolio occupancy to 94% as of June 30, 2018.
Refinancing
In May 2018, we entered into a second amended and restated loan agreement on a loan related to the Trias Germany portfolio with a principal balance of $89 million, which reduced the margin from 1.55% to 1.00% and extended the maturity date from December 2020 to June 2025.

In August 2018, we amended and restated its loan agreement on the loans related to the Trias France portfolio, increasing the principal balance to $77 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.
Merger Agreement among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, our external manager, NSAM completed a tri-party merger with NorthStar Realty and Colony NorthStar, Inc., or Legacy Colony, pursuant to which the companies combined in an all-stock merger, or the Mergers, of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Legacy Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar. On June 25, 2018, Colony NorthStar Inc., changed its name to Colony Capital, Inc., and its trading symbol on the NYSE was correspondingly changed from “CLNS” to “CLNY.” Colony Capital is a leading global real estate and investment management firm.
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
Repurchases
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. From the authorization in March 2018 through August 3, 2018, we repurchased 6.0 million shares of our common stock for approximately $81.8 million.
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
Our Portfolio
The following presents a summary of our portfolio as of June 30, 2018:

		Portfolio by Geographic Location
		June 30, 2018(5)	June 30, 2017(5)
Gross Book Value(1)	$1.7 billion
Number of properties	24
Number of countries	4
Total square meters(2)	285,961
Weighted average occupancy	94%
Weighted average occupancy - Office	96%
Weighted average lease term	6.3 years
In-place rental income:(3)
Office portfolio	94%
Other(4)	6%
_____________________________

(1)	Represents gross operating real estate and intangibles as of June 30, 2018 and includes gross assets held-for-sale.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of June 30, 2018 and is translated using exchange rates as of June 30, 2018.

(4)	Other represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.

(5)	Based on rental income for 24 assets owned as of June 30, 2018.
The following table presents significant tenants in our portfolio, based on in-place rental income as of June 30, 2018:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Trianon (Frankfurt, Germany)	36,524	22.1%	6.0
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	9.9%	1.6
Deutsche Bundesbank	Trianon (Frankfurt, Germany)	22,303	9.0%	8.6
Invesco UK Limited	Portman Square (London, UK)	4,406	5.7%	9.2
BNP PARIBAS SA	Boulevard Macdonald (Paris, France)	11,210	5.5%	8.2
Cushman & Wakefield LLP	Portman Square (London, UK)	5,150	5.3%	6.8
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	4.1%	7.2
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	3.5%	16.0
Moelis & Co UK LLP	Condor House (London, UK)	3,366	2.8%	6.8
Bigpoint GmbH	Drehbahn (Hamburg, Germany)	11,916	2.8%	2.9
		133,383	70.7%	6.7
_____________________________

(1)	Based on contractual rentable area.

The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of June 30, 2018 (dollars in thousands):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	9	$869,975	50%	143,404	6.8
United Kingdom	5	397,480	27%	28,893	7.1
France	4	307,457	19%	32,089	4.3
Other office(4)	1	12,799	1%	4,325	2.0
Subtotal	19	1,587,711	97%	208,711	6.3
Other Property Types
France/Germany(5)	5	94,063	3%	77,250	6.8
Total	24	$1,681,774	100%	285,961	6.3
_____________________________

(1)	Represents gross operating real estate and intangibles as of June 30, 2018 and includes gross assets held-for-sale.

(2)	Based on annualized NOI, for the quarter ended June 30, 2018 (refer to “Non-GAAP Financial Measures” for a description of this metric).

(3)	Based on contractual rentable area.

(4)	Includes an asset in Portugal which was classified as held-for-sale as of June 30, 2018.

(5)	Other represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 6.0 year weighted average lease term to expiry. We invested approximately $34.6 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
Gross Domestic Product, or GDP, in the European Union, or EU, and the Euro Area grew by 0.4% and 0.3%, respectively, during the second quarter, broadly in line with the first quarter. In July 2018, the International Monetary Fund, revised its 2018 GDP forecast for the Euro Area from 2.4% to 2% citing a greater than anticipated softening of the German and French economies in the first quarter, higher sovereign spreads and tighter financial conditions in the European periphery. Unemployment in the EU reached 6.9% in June 2018, the lowest level recorded since May 2008, down from 7.6% a year earlier. Euro Area inflation was up to 2.1% in July 2018, up from 1.3% a year earlier, breaching the 2.0% medium-term target of the European Central Bank, or ECB, for the first time since 2012.
The ECB stated that the Euro Area economy is proceeding along a “solid and broad-based” growth path with sustained inflationary pressure despite the lower absolute level of growth achieved in the first half of 2018, compared to the same period in 2017. On July 26, 2018, the ECB once again confirmed its intention to maintain interest rates at zero percent at least through the summer of 2019 while continuing with its asset purchase program of €30 billion per month through September 2018.
In relation to the U.K., the Office for National Statistics reported 0.2% GDP growth in the three months to May, consistent with the muted levels of growth achieved in the first quarter of 2018. In May, the Bank of England, or BoE, projected 1.75% GDP growth for 2018. Their key assumption being that the slower than expected first quarter was temporary and that household spending as well as sentiment will strengthen in the upcoming months.
However, the outlook for the U.K. economy remains uncertain and likely to be dependent on the duration and perceived outcome of ongoing Brexit negotiations. Despite some progress being made, many key issues remain open and uncertain. On August 2, 2018, in an effort to contain inflation, which stood at 2.4% in June 2018 (above the 2.0% target), the BoE raised the U.K. base interest rate from 0.50% to 0.75%, the highest level since 2009. The BoE cited low unemployment and improving economic conditions following a slowdown in the first quarter of 2018 and signaled that any further increases are likely to be at a gradual pace and limited in number with the long term level stabilizing at between 2.0% and 3.0%.

European commercial real estate investment volume totaled €127 billion in the first six months of 2018, 3.4% below the same period in 2017. Office remained the most sought after asset class, representing approximately 41% of the half year 2018 transaction volume. Prime property yields in most asset classes and markets were broadly stable during the second quarter and continue to remain at a significant premium to sovereign yields.
European office take-up increased 5% year over year in the second quarter of 2018, demonstrating the continued strength across European occupier markets. Driven by a combination of robust leasing activity and a subdued new supply pipeline, European office vacancy decreased by 30bps to 6.7% in the second quarter of 2018, the lowest level since 2002. Office rents in Europe grew by 0.7% in the second quarter of 2018, or 4.1% year-over-year, well above the 10-year average.
German real estate investment volume totaled €24 billion in the first six months of 2018, 5% below the same period last year. Office represented approximately 50% of the total volume. The downward pressure on yields continued as the supply of core assets remained limited. The vacancy rate in the top 5 cities was 4.6%, 20bps below the first quarter, while rents continued to rise.

French investment volume totaled €12 billion in the first six months of 2018, 28% above the same period last year. This marks a record half-year investment volume since 2007 with a significant number of transactions over €100 million and an increased inflow of foreign investors. Office remained the most sought after asset class accounting for more than 75% of investments year to date. Take-up in Paris increased by 4% year over year with vacancy in central Paris dropping to 2.2%, the lowest level since 2001.

Total U.K. investment volume reached £30 billion in the first six months of 2018, 6% below the same period last year. Despite a muted first quarter of 2018, Central London office investment totaled £5 billion in the second quarter, 22% above the 10-year average. Occupier demand was also strong, with Central London take-up reaching its highest level for two years (on a rolling 12-month basis.)

Source: CBRE, Savills, Cushman & Wakefield, JLL, Eurostat, International Monetary Fund, Bank of England
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
In May 2018, we entered into a second amendment and restatement loan agreement on a loan related to the Trias Germany portfolio with a principal balance of $89 million, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.

In August 2018, we amended and restated its loan agreement on the loans related to the Trias France portfolio, increasing the principal balance to $77 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2018 to June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount
Revenues
Rental income	$24,600	$26,025	$(1,425)
Escalation income	5,561	5,558	3
Interest income	706	297	409
Other income	143	508	(365)
Total revenues	31,010	32,388	(1,378)
Expenses
Properties - operating expenses	6,930	7,680	(750)
Interest expense	5,855	6,722	(867)
Transaction costs	376	973	(597)
Management fee, related party	4,223	3,572	651
Other expenses	1,273	2,608	(1,335)
General and administrative expenses	1,801	1,555	246
Compensation expense	2,819	1,385	1,434
Depreciation and amortization	11,977	12,520	(543)
Total expenses	35,254	37,015	(1,761)
Other income (loss)
Unrealized gain (loss) on derivatives and other	5,682	(7,655)	13,337
Realized gain (loss) on sales and other	34,727	1,981	32,746
Income (loss) before income tax benefit (expense)	36,165	(10,301)	46,466
Income tax benefit (expense)	76	(237)	313
Net income (loss)	$36,241	$(10,538)	$46,779
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $1.4 million, primarily due to the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 partially offset by leasing activity such as the completion of the Deutsche Bundesbank lease in the Trianon Tower in the fourth quarter 2017 and the strengthening of the Euro and U.K. Pound Sterling against the dollar.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income increased an immaterial amount primarily due to increased recoverability in connection with higher occupancy and the timing of certain recoverable expenses offset by the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018.
Interest Income
Interest income relates to our preferred equity investment originated in May 2017 in our preferred equity segment.
Other Income
Other income is principally related to insurance refunds and termination fees in our real estate equity segment. Other income for the three months ended June 30, 2018 predominantly reflects dilapidation income received from a vacating tenant. Other income for the three months ended June 30, 2017 predominantly relates to a one-time lease termination fee recognized in the second quarter of 2017.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $0.8 million due to the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 and a reduction in non-recoverable operating costs in our portfolio in our real estate equity segment. A majority of these costs are recovered from our tenants.

Interest Expense
Interest expense decreased $0.9 million due to the repayments of certain mortgage notes in connection with the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 and the margin reduction associated with the refinancing of certain mortgage notes in our real estate equity segment in the third quarter 2017 and the second quarter 2018.
Transaction Costs
Transaction costs for the three months ended June 30, 2018 were primarily related to costs associated with the continual work of the strategic review committee, or the Strategic Review Committee, which was established in 2017 and continues to work to evaluate opportunities to enhance stockholder value in our corporate segment. Transaction costs for the three months ended June 30, 2017 were primarily related to the Strategic Review Committee in our corporate segment and transaction fees related to our preferred equity investment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the base management fee to be calculated as a percentage of reportable EPRA NAV (refer to “Related Party Arrangements” below for more information). The increase of $0.7 million is primarily due to an increased third party valuation of our portfolio and currency movements resulting in an increase in our EPRA NAV.
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $1.3 million is due to the internalization of certain third-party accounting, tax and asset management services.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees, public company costs and other corporate expenses are incurred in our corporate segment. General and administrative expenses increased $0.2 million due to the Internalized Service Cost allocated to us from our Manager and additional consulting fees relating to the implementation of a new accounting system in the second quarter 2018 partially offset by lower audit and other corporate expenses in 2018.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The increase for the three months ended June 30, 2018, is mainly due to a full quarter of amortization for awards issued in the first quarter 2018 and a $1.4 million increase in the valuation of our performance-based awards due to the increase in our stock price in the second quarter 2018. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 in our real estate equity segment.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The gain related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening Euro against the U.S. dollar. The loss related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2018 compared to 2017.

The following table presents a summary of unrealized gain (loss) on derivatives and other for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(1,880)	$—	$(1,880)	$(1,032)	$—	$(1,032)
Foreign currency forwards	—	7,566	7,566	—	(6,308)	(6,308)
Foreign currency remeasurement and other	(4)	—	(4)	(261)	(54)	(315)
Total unrealized gain (loss) on derivatives and other	$(1,884)	$7,566	$5,682	$(1,293)	$(6,362)	$(7,655)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Preferred Equity	Total
Sale of real estate investments(1)	$29,957	$—	$29,957	$1,433	$—	$—	$1,433
Foreign currency transactions(2)	7,679	122	7,801	45	12	(6)	51
Write-off of deferred financing costs(3)	(883)	—	(883)	(142)	—	—	(142)
Other(4)	483	—	483	—	—	—	—
Net cash (payments) receipts on derivatives(5)	—	(2,631)	(2,631)	—	639	—	639
Total realized gain (loss) on sales and other	$37,236	$(2,509)	$34,727	$1,336	$651	$(6)	$1,981
_____________________________

(1)	Excludes subsequent sale costs relating to prior period sales and escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $7.8 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, relating to the reclassification of the currency translation adjustment from a component of accumulated other comprehensive income, or OCI, to realized gain (loss) due to the sale of certain real estate assets.

(3)	Due to the repayment of certain mortgage and other notes payable.

(4)	Includes the release of certain escrow arrangements for specific indemnification obligations in relation to prior period sales offset by subsequent costs relating to prior period sales, respectively.

(5)	Partially due to the early termination of forward currency forwards in connection with sales of $1.6 million.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended June 30, 2018 reflects a net benefit of $0.1 million related to our real estate equity segment. The income tax expense for the three months ended June 30, 2017 reflects a net expense of $0.2 million in our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which comprises 24 properties (285,961 square meters) adjusted for currency movement and excludes properties that were acquired or sold at any time during the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Same Store(5)
	Three Months Ended June 30,		Increase (Decrease)
	2018	2017(1)	Amount	%
Occupancy (end of period)	94%	82%
Same store
Rental income(2)	$23,865	$23,150	$715
Escalation income	5,363	4,624	739
Other income	135	255	(120)
Total revenues	29,363	28,029	1,334	4.8%
Utilities	1,322	1,346	(24)
Real estate taxes and insurance	1,444	1,344	100
Management fees	552	478	74
Repairs and maintenance(3)	2,262	2,656	(394)
Other(2)(4)	821	1,039	(218)
Properties - operating expenses	6,401	6,863	(462)	(6.7)%
Same store net operating income	$22,962	$21,166	$1,796	8.5%
_____________________________

(1)	Three months ended June 30, 2017 is translated using the average exchange rate for the three months ended June 30, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable VAT.

(4)	Includes bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

(5)
We believe same store net operating income, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a quarter-over-quarter comparison. Same store net operating income is presented for the same store portfolio, which reflects all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer below for a reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Same Store Revenue
Same store rental income increased driven primarily due to leases commenced during the second half of 2017 and early 2018. Same store escalation income increased due the increased recoverability of operating expenses due to leasing.
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain non-recoverable operating expenses.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended June 30,
	2018	2017
Net income (loss)	$36,241	$(10,538)
Corporate segment net (income) loss(1)	3,986	12,860
Other (income) loss(2)	(15,795)	22,639
Net operating income	24,432	24,961
Sale of real estate investments and other(3)(5)	(764)	(3,498)
Interest income(4)	(706)	(297)
Same store net operating income	$22,962	$21,166
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes realized gain on sales offset by depreciation and amortization expense, unrealized loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Primarily reflects the impact of net operating income of sold assets.

(4)	Reflects interest income earned in the preferred equity segment.

(5)	Three months ended June 30, 2017 is translated using the average exchange rate for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 to June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount
Revenues
Rental income	$51,824	$51,561	$263
Escalation income	10,902	10,719	183
Interest income	1,435	297	1,138
Other income	421	537	(116)
Total revenues	64,582	63,114	1,468
Expenses
Properties - operating expenses	13,732	15,002	(1,270)
Interest expense	11,962	13,105	(1,143)
Transaction costs	857	1,233	(376)
Management fee, related party	8,380	7,131	1,249
Other expenses	2,697	4,608	(1,911)
General and administrative expenses	3,679	4,152	(473)
Compensation expense	3,392	17,255	(13,863)
Depreciation and amortization	23,628	25,083	(1,455)
Total expenses	68,327	87,569	(19,242)
Other income (loss)
Unrealized gain (loss) on derivatives and other	4,493	(8,596)	13,089
Realized gain (loss) on sales and other	34,179	6,951	27,228
Income (loss) before income tax benefit (expense)	34,927	(26,100)	61,027
Income tax benefit (expense)	37	36	1
Net income (loss)	$34,964	$(26,064)	$61,028
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income increased $0.3 million, primarily due to leasing activity such as the completion of the Deutsche Bundesbank lease in the Trianon Tower in the fourth quarter of 2017 partially and the increase in foreign currency movements offset by the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018.

Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income increased $0.2 million due to increased recoverability in connection with higher occupancy and the timing of certain recoverable expenses offset by the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018.
Interest Income
Interest income relates to our preferred equity investment originated in May 2017 in our preferred equity segment.
Other Income
Other income is principally related to insurance refunds and termination fees in our real estate equity segment. Other income for the six months ended June 30, 2018 predominantly reflects dilapidation income received from a vacating tenant. Other income for the six months ended June 30, 2017 predominantly relates to a one-time lease termination fee recognized in the second quarter of 2017.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $1.3 million due to the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 and a reduction in non-recoverable operating costs in our portfolio in our real estate equity segment. A majority of these costs are recovered from our tenants.
Interest Expense
Interest expense decreased $1.1 million due to the repayments of certain mortgage notes in connection with the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 and the margin reduction associated with the refinancing of certain mortgage notes in our real estate equity segment in the third quarter 2017 and second quarter 2018.
Transaction Costs
Transaction costs for the six months ended June 30, 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee which was established in 2017 and continues to work to evaluate opportunities to enhance stockholder value in our corporate segment. Transaction costs for the six months ended June 30, 2017 were primarily related to the Strategic Review Committee in our corporate segment and transaction fees related to our preferred equity investment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the base management fee to be calculated as a percentage of reportable EPRA NAV (refer to “Related Party Arrangements” below for more information). The increase of $1.2 million is primarily due to an increased third party valuation of our portfolio and currency movements resulting in an increase in our EPRA NAV.
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $1.9 million is due to the internalization of certain third-party accounting, tax and asset management services.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses decreased $0.5 million due to the one-time payroll tax associated in the first quarter 2017 with the acceleration of substantially all of our equity awards due to the Mergers and lower audit and other corporate expenses in 2018 partially offset by the Internalized Service Cost allocated to us from our Manager.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The decrease for the six months ended June 30, 2018, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers, which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for further information.

Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 in our real estate equity segment.
Other Income (Loss)
Unrealized Gain (Loss) on Derivatives and Other
Unrealized gain (loss) on derivatives and other is primarily related to the non-cash change in fair value of derivative instruments. The gain related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening of the Euro against the U.S. dollar. The loss related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2018 compared to 2017.
The following table presents a summary of unrealized gain (loss) on derivatives and other for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value of:
Derivatives, at fair value
Interest rate caps	$(1,999)	$—	$(1,999)	$(713)	$—	$(713)
Foreign currency forwards	—	6,494	6,494	—	(7,572)	(7,572)
Foreign currency remeasurement and other	(2)	—	(2)	(247)	(64)	(311)
Total unrealized gain (loss) on derivatives and other	$(2,001)	$6,494	$4,493	$(960)	$(7,636)	$(8,596)
Realized Gain (Loss) on Sales and Other
The following table presents a summary of realized gain (loss) on sales and other for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Preferred Equity	Total
Sale of real estate investments(1)	$29,957	$—	$29,957	$5,997	$—	$—	$5,997
Foreign currency transactions(2)	8,001	100	8,101	(323)	10	(6)	(319)
Write-off of deferred financing costs(3)	(883)	—	(883)	(183)	—	—	(183)
Other(4)	1,375	—	1,375	—	—	—	—
Net cash (payments) receipts on derivatives(5)	—	(4,371)	(4,371)	—	1,456	—	1,456
Total realized gain (loss) on sales and other	$38,450	$(4,271)	$34,179	$5,491	$1,466	$(6)	$6,951
_____________________________

(1)	Excludes subsequent sale costs relating to prior period sales and escrow arrangements entered into for specific indemnification obligations in relation to the sales.

(2)
Includes $8.1 million and $(0.3) million for the six months ended June 30, 2018 and 2017, respectively, relating to the reclassification of the currency translation adjustment from a component of accumulated other comprehensive income, or OCI, to realized gain (loss) due to the sale of certain real estate assets.

(3)	Due to the repayment of certain mortgage and other notes payable.

(4)	Includes the release of certain escrow arrangements for specific indemnification obligations in relation to prior period sales offset by subsequent costs relating to prior period sales, respectively.

(5)	Partially due to the early termination of forward currency forwards in connection with sales of $2.0 million.
Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2018 reflects a net benefit of an immaterial amount related to our real estate equity segment. The income tax benefit for the six months ended June 30, 2017 reflects a net benefit of an immaterial amount in our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which comprises 24 properties (285,961 square meters) adjusted for currency movement and excludes properties that were acquired or sold at any time during the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Same Store(5)
	Six Months Ended June 30,		Increase (Decrease)
	2018	2017(1)	Amount	%
Occupancy (end of period)	94%	82%
Same store
Rental income(2)	$48,567	$47,102	$1,465
Escalation income	10,107	8,832	1,275
Other income	303	286	17
Total revenues	58,977	56,220	2,757	4.9%
Utilities	2,639	2,870	(231)
Real estate taxes and insurance	2,736	2,558	178
Management fees	1,040	966	74
Repairs and maintenance(3)	4,502	5,214	(712)
Other(2)(4)	1,532	1,975	(443)
Properties - operating expenses	12,449	13,583	(1,134)	(8.4)%
Same store net operating income	$46,528	$42,637	$3,891	9.1%
_____________________________

(1)	Six months ended June 30, 2017 is translated using the average exchange rate for the six months ended June 30, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable VAT.

(4)	Includes bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

(5)
We believe same store net operating income, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a quarter-over-quarter comparison. Same store net operating income is presented for the same store portfolio, which reflects all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer below for a reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Same Store Revenue
Same store rental income increased driven primarily due to leases commenced during the second half of 2017 and early 2018. Same store escalation income increased due the increased recoverability of operating expenses due to leasing.
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain non-recoverable operating expenses.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Six Months Ended June 30,
	2018	2017
Net income (loss)	$34,964	$(26,064)
Corporate segment net (income) loss(1)	13,723	35,703
Other (income) loss(2)	2,735	39,006
Net operating income	51,422	48,645
Sale of real estate investments and other(3)(5)	(3,459)	(5,711)
Interest income(4)	(1,435)	(297)
Same store net operating income	$46,528	$42,637
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes realized gain on sales offset by depreciation and amortization expense, unrealized loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Primarily reflects the impact of net operating income of sold assets.

(4)	Reflects interest income earned in the preferred equity segment.

(5)	Six months ended June 30, 2017 is translated using the average exchange rate for the six months ended June 30, 2018.
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
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. For the three months ended June 30, 2018, we repurchased 4.0 million shares of our common stock for approximately $56.2 million. For the six months ended June 30, 2018, we repurchased 5.1 million shares of our common stock for approximately $69.6 million. From the authorization in March 2018 through August 3, 2018, we repurchased 6.0 million shares of our common stock for approximately $81.8 million.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
In May 2018, we entered into a second amendment and restatement loan agreement on the loan with Trias Germany, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. As of August 3, 2018, total liquidity was $129 million, comprised of $59 million of unrestricted cash and $70 million of availability under our Credit Facility.
Cash Flows
The following presents a summary of our activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
Cash flow provided by (used in):	2018	2017
Operating activities	$16,096	$12,968
Investing activities	187,709	(4,029)
Financing activities	(216,658)	(11,259)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(841)	5,680
Net increase (decrease) in cash and cash equivalents and restricted cash	$(13,694)	$3,360
Six Months Ended June 30, 2018 Compared to June 30, 2017
Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2018 compared to $13.0 million for the six months ended June 30, 2017. The increase was primarily due to a decrease in the change in operating assets and liabilities due to the timing of payments and collection of receivables.
Net cash provided by investing activities was $187.7 million for the six months ended June 30, 2018 compared to net cash used in $4.0 million for the six months ended June 30, 2017. Cash flow provided by investing activities for the six months ended June 30, 2018 was primarily due to proceeds from the sale of real estate $188.5 million offset by and improvements of our operating real estate $8.2 million. Cash flow used in by the six months ended June 30, 2017 was primarily due to the origination of our preferred equity investment $34.1 million and improvements of our operating real estate $5.6 million offset by proceeds from the sale of real estate $34.5 million.
Net cash used in financing activities was $216.7 million six months ended June 30, 2018 compared to $11.3 million for the six months ended June 30, 2017. Cash flow used in financing activities for the six months ended June 30, 2018 was primarily due to repayment of mortgage notes and other notes payable of $122.1 million, retirement of shares of common stock of $69.4 million, and dividend payments of $16.2 million. Net cash flow used in financing activities for the six months ended June 30, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayment of mortgage notes and other notes payable of $7.5 million, repayment of the credit facility of $12.0 million and dividend payments of $16.8 million offset $35.0 million from the borrowing under the credit facility.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements.
Related Party Arrangements
Colony Capital Inc.
We entered into a management agreement with an affiliate of the Manager in November 2015, or the Original Management Agreement. On November 9, 2017, we entered into an amended and restated management agreement, or the Amended and Restated Management Agreement, with an affiliate of Colony Capital, effective as of January 1, 2018. As asset manager, the Manager is responsible for our day-to-day operations, subject to the supervision and management of our Board. Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries. The management agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
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
For the three and six months ended June 30, 2018, we incurred $4.2 million and $8.4 million, respectively, related to the base management fee.
Incentive Fee
In addition to the base management fees, we are obligated to pay the Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.67) and will end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, we may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by us in the open market or a combination thereof. Any shares of common stock delivered by us will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of our common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) our EPRA NAV per share, based on our most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published.
For the three and six months ended June 30, 2018, we did not record an incentive fee.
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
For the three and six months ended June 30, 2018, the Manager allocated $0.3 million and $0.5 million, respectively, of Internalized Service Costs to us.
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
Under the Amended and Restated Management Agreement, beginning with our 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by our board of directors for election at each annual meeting.
Colony Capital Ownership Waiver and Voting Agreement
In connection with the entry into the Amended and Restated Management Agreement, we provided Colony Capital with an ownership waiver under our Articles of Amendment and Restatement, allowing Colony Capital to purchase up to 45% of our stock.

The waiver provides that if the Amended and Restated Management Agreement is terminated, Colony Capital may not purchase any shares of our common stock to the extent Colony Capital owns (or would own as a result of such purchase) more than 9.8% of our capital stock. In connection with the waiver, Colony Capital also agreed that for all matters submitted to a vote of our stockholders, to the extent Colony Capital owns more than 25% of our common stock (such shares owned by Colony Capital in excess of the 25% threshold, refer to as the Excess Shares, it will vote the Excess Shares in the same proportion that our remaining shares not owned by Colony Capital or its affiliates are voted. If the Amended and Restated Management Agreement is terminated, then beginning on the third anniversary of such termination, the threshold described in the prior sentence will be reduced from 25% to 9.8%.
Manager Ownership of Common Stock
As of June 30, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of our common stock, or approximately 11.1% of the total outstanding common stock.
Recent Developments
Dividends
On August 3, 2018, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on August 17, 2018 to stockholders of record as of the close of business on August 13, 2018.
Share Repurchases
From the authorization in March 2018 through August 3, 2018, we repurchased 6.0 million shares of our common stock for approximately $81.8 million.
Refinancing
On August 2, 2018, we amended and restated our loan agreement on the loans related to the Trias France portfolio, increasing the principal balance to $77 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$36,024	$(10,447)	$34,743	$(25,797)
Non-controlling interests	217	(91)	221	(267)

Adjustments:
Depreciation and amortization items(1)(2)	15,876	14,990	29,036	44,560
Unrealized (gain) loss on derivatives and other	(5,682)	7,655	(4,493)	8,596
Realized (gain) loss on sales and other(3)(4)	(35,737)	(1,342)	(36,605)	(5,495)
Transaction costs and other(5)(6)	847	973	1,328	2,148
CAD	$11,545	$11,738	$24,230	$23,745
_____________________________

(1)
Three months ended June 30, 2018 reflects an adjustment to exclude depreciation and amortization of $12.0 million, amortization expense of capitalized above/below market leases of $0.2 million, amortization of deferred financing costs of $0.9 million and amortization of equity-based compensation of $2.8 million. Three months ended June 30, 2017 reflects an adjustment to exclude depreciation and amortization of $12.5 million, amortization of above/below market leases of $0.3 million, amortization of deferred financing costs of $0.8 million and amortization of equity-based compensation of $1.4 million.

(2)
Six months ended June 30, 2018 reflects an adjustment to exclude depreciation and amortization of $23.6 million, amortization expense of capitalized above/below market leases of $0.4 million, amortization of deferred financing costs of $1.6 million and amortization of equity-based compensation of $3.4 million. Six months ended June 30, 2017 reflects an adjustment to exclude depreciation and amortization of $25.1 million, amortization expense of capitalized above/below market leases of $0.5 million, amortization of deferred financing costs of $1.7 million and amortization of equity-based compensation of $17.3 million.

(3)
Three months ended June 30, 2018 CAD includes a $1.0 million net loss related to the settlement of foreign currency derivatives. Three months ended June 30, 2017 CAD includes a $0.6 million net gain related to the settlement of foreign currency derivatives.

(4)
Six months ended June 30, 2018 CAD includes a $2.4 million net loss related to the settlement of foreign currency derivatives. Six months ended June 30, 2017 CAD includes a $1.5 million net gain related to the settlement of foreign currency derivatives.

(5)
Three months ended June 30, 2018 reflects an adjustment to exclude $0.4 million of transaction costs and $0.4 million taxes related to sales and other one-time items. Three months ended June 30, 2017 reflects an adjustment to exclude $1.0 million of transaction costs.

(6)
Six months ended June 30, 2018 reflects an adjustment to exclude $0.9 million of transaction costs and $0.4 million taxes related to sales and other one-time items. Six months ended June 30, 2017 reflects an adjustment to exclude $1.2 million of transaction costs and $0.9 million of payroll taxes associated with the acceleration of equity awards due to the Mergers.

Net Operating Income (NOI)
We believe NOI is a useful metric for evaluating the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income reflects total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) on sales and other and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$24,600	$26,025	$51,824	$51,561
Escalation income	5,561	5,558	10,902	10,719
Other income	143	508	421	537
Total property and other income	30,304	32,091	63,147	62,817
Properties - operating expenses	6,930	7,680	13,732	15,002
Adjustments:
Interest income	706	297	1,435	297
Amortization and other items(1)(2)	352	253	572	533
NOI(3)	$24,432	$24,961	$51,422	$48,645
_____________________________

(1)
Three months ended June 30, 2018 primarily excludes $0.2 million of amortization of above/below market leases and $0.1 million of other one-time items. Three months ended June 30, 2017 primarily excludes $0.3 million of amortization of above/below market leases.

(2)
Six months ended June 30, 2018 primarily excludes $0.4 million of amortization of above/below market leases and $0.1 million of other one-time items. Six months ended June 30, 2017 primarily excludes $0.5 million of amortization of above/below market leases.

(3)	The following table presents a reconciliation of net income (loss) to NOI of our real estate equity segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$36,241	$(10,538)	$34,964	$(26,064)
Remaining segments(i)	3,986	12,860	13,723	35,703
Real estate equity and preferred equity segment adjustments:
Interest expense	5,601	6,451	11,556	12,571
Other expenses	1,250	2,415	2,674	4,443
Depreciation and amortization	11,977	12,520	23,628	25,083
Unrealized (gain) loss on derivatives and other	1,884	1,293	2,001	960
Realized (gain) loss on sales and other	(37,236)	(1,336)	(38,450)	(5,491)
Income tax (benefit) expense	(76)	237	(37)	(36)
Other items	805	1,059	1,363	1,476
Total adjustments	(15,795)	22,639	2,735	39,006
NOI	$24,432	$24,961	$51,422	$48,645
_____________________________

(i)	Reflects the net (income) loss in our corporate segment to reconcile to net operating income.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of June 30, 2018, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $6.3 million annually.
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
As of June 30, 2018, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on derivatives and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk based on the borrower’s ability to make required interest payments on scheduled due dates and value of collateral. We seek to manage credit risk through our Manager’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2018, our preferred equity investment contributed all of our interest income.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the six months ended June 30, 2018 and 2017:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $54.2 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $3.0 million annually, respectively.
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
Our Manager has substantially completed the process of integrating the systems, processes and internal controls of Colony Capital, NSAM and NorthStar Realty Finance. The Company leverages these systems, processes and internal controls to conduct its operations. We will continue to review our internal control practices, in conjunction with our Manager, in consideration of future integration and post merger activities.
Except as described above in the preceding paragraph, during the quarter ended June 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Purchases of Equity Securities by Issuer
The following table provides the information with respect to purchases made by us of our common stock during the three months ended June 30, 2018:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30	1,992,092	$13.67	1,992,092	$59,423,779
May 1 - May 31	1,338,776	$14.33	1,338,776	$40,237,482
June 1 - June 30	687,469	$14.30	687,469	$30,407,809
_____________________________

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

3.1		Articles of Amendment, dated August 3, 2018 (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
3.2		Amended and Restated Bylaws, effective as of August 3, 2018 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

_____________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	August 7, 2018	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer