Form 10-Q
period 2018-09-30
NorthStar Realty Europe Corp.
filed 2018-11-06
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37597
NORTHSTAR REALTY EUROPE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	32-0468861 (IRS Employer Identification No.)
590 Madison Avenue, 34th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

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
The Company has one class of common stock, $0.01 par value per share, 49,817,436 shares outstanding as of November 2, 2018.

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

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Operating real estate, gross	$1,566,505	$1,606,890
Less: accumulated depreciation	(119,133)	(95,356)
Operating real estate, net	1,447,372	1,511,534
Preferred equity investments	34,137	35,347
Cash and cash equivalents	61,869	64,665
Restricted cash	7,097	6,917
Receivables, net of allowance of $691 and $747 as of September 30, 2018 and December 31, 2017, respectively	8,013	9,048
Assets held for sale	—	169,082
Derivative assets, at fair value	10,941	7,024
Intangible assets, net	100,831	114,185
Other assets, net	28,466	23,115
Total assets	$1,698,726	$1,940,917
Liabilities
Mortgage and other notes payable, net	$1,092,708	$1,223,443
Accounts payable and accrued expenses	16,954	27,240
Due to affiliates (refer to Note 6)	4,259	3,590
Derivative liabilities, at fair value	426	5,270
Intangible liabilities, net	25,142	28,632
Liabilities related to assets held for sale	—	648
Other liabilities	24,276	25,757
Total liabilities	1,163,765	1,314,580
Commitments and contingencies
Redeemable noncontrolling interest (refer to Note 9)	1,930	1,992
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 49,726,647 and 55,402,259 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	498	555
Additional paid-in capital	860,853	940,579
Retained earnings (accumulated deficit)	(333,464)	(347,053)
Accumulated other comprehensive income (loss)	1,564	25,618
Total NorthStar Realty Europe Corp. stockholders’ equity	529,451	619,699
Noncontrolling interests	3,580	4,646
Total equity	533,031	624,345
Total liabilities, redeemable noncontrolling interest and equity	$1,698,726	$1,940,917

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$23,920	$27,747	$75,744	$79,308
Escalation income	4,283	5,641	15,186	16,360
Interest income	708	704	2,143	1,001
Other income	76	171	497	708
Total revenues	28,987	34,263	93,570	97,377
Expenses
Properties - operating expenses	5,690	7,519	19,422	22,521
Interest expense	5,318	6,536	17,280	19,641
Transaction costs	1,129	332	1,986	1,565
Management fee, related party	4,011	3,585	12,391	10,716
Other expenses	1,150	1,996	3,847	6,604
General and administrative expenses	1,952	1,723	5,631	5,875
Compensation expense(1)	1,741	2,839	3,292	20,094
Depreciation and amortization	11,013	14,396	34,640	39,479
Total expenses	32,004	38,926	98,489	126,495
Other income (loss)
Other gain (loss), net	627	(3,510)	(15)	(10,833)
Realized gain on sales, net	2,706	1,719	42,020	7,397
Income (loss) before income tax benefit (expense)	316	(6,454)	37,086	(32,554)
Income tax benefit (expense)	240	(352)	277	(316)
Net income (loss)	556	(6,806)	37,363	(32,870)
Net (income) loss attributable to noncontrolling interests	(4)	36	(225)	303
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$552	$(6,770)	$37,138	$(32,567)
Earnings (loss) per share:
Basic	$0.01	$(0.12)	$0.70	$(0.59)
Diluted	$0.01	$(0.12)	$0.68	$(0.59)
Weighted average number of shares:
Basic	49,991,303	55,155,440	52,125,685	55,004,888
Diluted	51,983,064	55,602,078	53,960,553	55,565,341
____________________________

(1)
For the nine months ended September 30, 2018, compensation expense includes the effects of the adoption of the accounting standard update related to stock compensation accounting (ASU 2018-07) (refer to Note 7). Compensation expense for the three and nine months ended September 30, 2018 and 2017 is comprised of equity-based compensation expenses. For the nine months ended September 30, 2017, compensation expense includes the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager (refer to Note 7).

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$556	$(6,806)	$37,363	$(32,870)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(4,300)	20,532	(24,222)	67,005
Total other comprehensive income (loss)	(4,300)	20,532	(24,222)	67,005
Comprehensive income (loss)	(3,744)	13,726	13,141	34,135
Comprehensive (income) loss attributable to noncontrolling interests
Net income (loss)	(4)	36	(225)	303
Foreign currency translation adjustment, net	28	25	168	(300)
Total comprehensive (income) loss attributable to noncontrolling interests	24	61	(57)	3
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(3,720)	$13,787	$13,084	$34,138

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2016	55,395	$554	$925,473	$(282,769)	$(51,424)	$591,834	$8,073	$599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,817	—	—	1,817	(1,817)	—
Conversion of Common Units to common stock (refer to Note 9)	263	3	3,054	—	—	3,057	(3,057)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	17,842	—	—	17,842	2,174	20,016
Issuance and vesting of restricted stock, net of tax withholding	516	6	(6)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	66,705	66,705	300	67,005
Dividends on common stock and equity-based compensation(1)	—	—	—	(24,862)	—	(24,862)	(244)	(25,106)
Net income (loss)	—	—	—	(32,567)	—	(32,567)	(303)	(32,870)
Balance as of September 30, 2017 (Unaudited)	55,313	$554	$937,195	$(340,198)	$15,281	$612,832	$5,126	$617,958

Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	28	—	—	28	(28)	—
Conversion of Common Units to common stock (refer to Note 9)	25	—	216	—	—	216	(216)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(131)	(131)
Redemption of Common Units	—	—	—	—	—	—	(582)	(582)
Amortization of equity-based compensation (refer to Note 7)	—	—	4,168	—	—	4,168	—	4,168
Issuance and vesting of restricted stock, net of tax withholding	375	4	(4)	—	—	—	—	—
Retirement of shares of common stock	(6,075)	(61)	(83,383)	—	—	(83,444)	—	(83,444)
Other comprehensive income (loss)	—	—	—	—	(24,054)	(24,054)	(168)	(24,222)
Dividends on common stock and equity-based compensation(1)	—	—	—	(23,549)	—	(23,549)	(166)	(23,715)
Cumulative effect of adoption of new accounting pronouncements (refer to Note 2)	—	—	(751)	—	—	(751)	—	(751)
Net income (loss)	—	—	—	37,138	—	37,138	225	37,363
Balance as of September 30, 2018 (Unaudited)	49,727	$498	$860,853	$(333,464)	$1,564	$529,451	$3,580	$533,031
________________

(1)
For the three months ended September 30, 2018 and 2017, the Company paid $0.15 of dividends per share of common stock, respectively. For the nine months ended September 30, 2018 and 2017, the Company paid $0.45 of dividends per share of common stock, respectively.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$37,363	$(32,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,640	39,479
Amortization of deferred financing costs	2,358	2,340
Amortization of equity-based compensation	3,292	20,016
Allowance for uncollectible accounts	468	403
Other (gain) loss, net	15	10,833
Realized (gain) loss on sales	(42,020)	(7,397)
Amortization of capitalized above/below market leases	379	(256)
Straight line rental income	(6,489)	(3,864)
Deferred income taxes, net	(456)	(141)
Changes in assets and liabilities:
Receivables	426	(1,380)
Other assets	(2,872)	(579)
Accounts payable and accrued expenses	(5,881)	(6,412)
Due to related party	675	(1,507)
Other liabilities	(1,562)	875
Net cash provided by (used in) operating activities	20,336	19,540
Cash flows from investing activities:
Improvements of operating real estate	(12,157)	(10,143)
Origination of preferred equity investments	—	(35,086)
Payment relating to sale of operating real estate	204,639	48,622
Escrow receivable	3,260	—
Deferred leasing costs	(1,326)	(3,813)
Net cash provided by (used in) investing activities	194,416	(420)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(122,412)	(12,888)
Borrowings from credit facility	20,000	35,000
Borrowings from mortgage and other notes payable	23,882	5,567
Repayment of credit facility	(20,000)	(35,000)
Payment of financing costs	(880)	(1,888)
Settlement of derivatives	(4,854)	1,688
Purchase of derivative instruments	(3,419)	—
Tax withholding related to vesting of equity-based compensation	—	(10,994)
Repurchase of common stock	(83,444)	—
Dividends	(23,715)	(25,106)
Redemption of Common Units	(582)	—
Distributions to noncontrolling interest	(131)	—
Net cash provided by (used in) financing activities	(215,555)	(43,621)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(1,813)	6,195
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,616)	(18,306)
Cash and cash equivalents and restricted cash—beginning of period	71,582	76,550
Cash and cash equivalents and restricted cash—end of period	$68,966	$58,244

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Reconciliation of cash, cash equivalents and restricted cash
Beginning of the period
Cash and cash equivalents	$64,665	$66,308
Restricted cash	6,917	10,242
Total cash, cash equivalents and restricted cash, beginning of period	$71,582	$76,550

End of period
Cash and cash equivalents	$61,869	$49,728
Restricted cash	7,097	8,516
Total cash, cash equivalents and restricted cash, end of period	$68,966	$58,244

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$—	$45,224
Conversion of Common Units to common stock	216	3,057
Reclassification of intangibles to assets and liabilities held for sale	—	25,608
Reclassification of other assets and liabilities to assets held for sale	—	2,856
Reallocation of interest in Operating Partnership	28	1,817
Accrued capital expenditures, deferred assets	1,007	689

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
The Company is externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to NorthStar Asset Management Group Inc. (“NSAM”) for the period prior to the Mergers (refer below) and Colony Capital, Inc. (“Colony Capital” or “CLNY”), formerly known as Colony NorthStar, Inc., for the period subsequent to the Mergers.
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
Merger Agreements among NSAM, NorthStar Realty and Colony Capital, Inc.
On January 10, 2017, the Company’s external manager, NSAM, completed a tri-party merger with NorthStar Realty and Colony Capital, Inc. (“Legacy Colony”), pursuant to which the companies combined in an all-stock merger (“the Mergers”) of equals transaction to create a diversified real estate and investment management company. Under the terms of the merger agreement, NSAM, Legacy Colony and NorthStar Realty, through a series of transactions, merged with and into NSAM, which was renamed Colony NorthStar, Inc. (NYSE: CLNS). Effective June 25, 2018, Colony NorthStar, Inc. changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol on the New York Stock Exchange (“NYSE”) from “CLNS” to “CLNY.”
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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation. Unrealized gain (loss) on derivatives and other has been renamed to other gain (loss), net and realized gain (loss) on sales and other has been renamed to realized gain on sales, net for presentational purposes only. Additionally, the Company has reclassified the gain (loss) on net cash on derivatives from realized gain on sales, net to other gain (loss), net on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (refer to Note 10).
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
The following table presents identified intangibles as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$63,400	$(31,055)	$32,345	$64,427	$(24,290)	$40,137
Above-market lease	33,956	(12,660)	21,296	34,882	(9,919)	24,963
Below-market ground lease	33,348	(1,364)	31,984	34,497	(1,109)	33,388
Goodwill(1)	15,206	N/A	15,206	15,697	N/A	15,697
Total	$145,910	$(45,079)	$100,831	$149,503	$(35,318)	$114,185

Intangible liabilities:
Below-market lease	$31,225	$(11,191)	$20,034	$32,267	$(8,964)	$23,303
Above-market ground lease	5,341	(233)	5,108	5,513	(184)	5,329
Total	$36,566	$(11,424)	$25,142	$37,780	$(9,148)	$28,632
_____________________________

(1)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents annual amortization of intangible assets and liabilities as of September 30, 2018 (dollars in thousands):

	Intangible Assets			Intangible Liabilities
	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net	Above-market Ground Lease Value, Net
Remaining 2018	$2,258	$1,055	$97	$677	$18
Years ending December 31:
2019	8,553	3,927	388	2,708	72
2020	6,898	3,730	388	2,675	72
2021	5,851	3,722	388	2,510	72
2022	4,102	3,722	388	2,503	72
2023 and thereafter	4,683	5,140	30,335	8,961	4,802
Total	$32,345	$21,296	$31,984	$20,034	$5,108
Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Other assets:
Prepaid expenses	$2,018	$1,936
Deferred leasing and other costs, net	6,551	6,019
Deferred tax assets, net	1,126	—
Straight-line rent, net	15,800	10,969
Escrow receivable	—	3,286
Other	2,971	905
Total	$28,466	$23,115

	September 30, 2018	December 31, 2017
Other liabilities:
Deferred tax liabilities	$8,951	$8,548
Prepaid rent received and unearned revenue	7,130	8,406
Tenant security deposits	4,059	4,435
Prepaid escalation and other income	4,023	3,982
Other	113	386
Total	$24,276	$25,757
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
Equity-Based Compensation
Equity-classified stock awards granted to non-employees that have a service condition are measured at fair value at date of grant. For time-base awards, fair value is determined based on the closing price of the Company's common stock at date of grant. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the three months ended September 30, 2018 and 2017, the Company reclassified $(0.4) million and $0.1 million, respectively, of CTA to realized gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3). For the nine months ended September 30, 2018 and 2017, the Company reclassified $7.6 million and $(0.3) million, respectively, of CTA to realized gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in other gain (loss), net in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.
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
For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The Company recorded an income tax benefit of $0.2 million for the three months ended September 30, 2018 and an income tax expense of $0.4 million for the three months ended September 30, 2017. The Company recorded an income benefit of $0.3 million for the nine months ended September 30, 2018 and an income tax expense of $0.3 million for the nine months ended September 30, 2017.
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

	As of September 30, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$21,511	$19,540
Investing activities	(420)	(420)
Financing activities	(43,621)	(43,621)
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
Derecognition and Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The Company has adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures as there were no such sales for the three and nine months ended September 30, 2018.
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
In June 2018, the FASB issued guidance (ASU 2018-07) which simplifies the accounting for share-based payments to non-employees by generally aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance applies to non-employee awards issued in exchange for goods or services used in an entity’s own operations and to awards granted by an investor to an equity method investee, but does not apply to equity instruments issued to a lender or investor in a financing transaction or equity instruments issued when selling goods or services to customers, which is under the revenue recognition model. Key changes in the guidance include measuring non-employee awards based on fair value of the equity instrument issued, rather than fair value of goods or services received or equity instrument issued, whichever is more reliably measured. In terms of timing, equity-classified non-employee awards that were previously remeasured through performance completion date will now have a fixed measurement on grant date, which will reduce volatility on the income statement. For non-employee awards with performance conditions, compensation cost will be recognized when achievement of the performance

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

condition is probable, rather than upon actual achievement of the performance condition. Similar to employee awards, forfeitures may be recognized as they occur or based on an estimate under an accounting policy election, but the guidance allows separate elections for employee and non-employee awards. The accounting model for non-employee awards, however, remains different for attribution of share-based payment costs over the vesting period, in which compensation cost for non-employee awards continues to be recognized in the same period and in the same manner (i.e., capitalize or expense) as if the grantor had paid cash for the goods or services. No changes to disclosure requirements were prescribed. Transition is on a modified retrospective basis, with a remeasurement at fair value as of the adoption date through a cumulative effect adjustment to opening retained earnings, applied to all equity-classified non-employee awards where a measurement date has not been established by the adoption date and unsettled liability-classified non-employee awards. The transition provisions eliminate the need to retrospectively determine fair values at historical grant dates. The Company has early adopted this guidance on July 1, 2018 and the net impact relating to the adoption was a $0.8 million decrease to additional paid in capital.
Recent Accounting Pronouncements: Future Application of Accounting Standards
Leases - In February 2016, the FASB issued an accounting update (ASU No. 2016-02) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The update is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease arrangements for which it is the lessee. The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease. As of September 30, 2018, the Company had two ground lease agreements with annual payments of $0.7 million. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial statements and related disclosures.
Financial Instruments - In June 2016, the FASB issued guidance (ASU No. 2016-13) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company continues to assess the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Fair Value Disclosures - In August 2018, the FASB issued guidance (ASU No. 2018-13) that requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company's existing disclosures.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Land	$381,313	$393,691
Buildings and improvements	930,770	954,314
Building and leasehold interests	187,191	195,929
Furniture, fixtures and equipment	3,988	1,653
Tenant improvements	63,243	61,303
Operating real estate, gross	1,566,505	1,606,890
Less: accumulated depreciation	(119,133)	(95,356)
Operating real estate, net	$1,447,372	$1,511,534
Real Estate Sales
The following table summarizes the Company’s real estate sales for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Properties	1	2	2	5
Carrying Value(1)	$12,164	$9,573	$168,271	$36,874
Sales Price(2)(3)	$15,083	$11,117	$203,329	$44,429
Net Proceeds(4)	$14,643	$10,636	$200,707	$42,742
Realized Gain(5)	$2,479	$1,063	$32,436	$6,243
_____________________________

(1)	Includes the assets and liabilities related to share sales.

(2)	For the three months ended September 30, 2017, the Company sold two properties for €9.6 million and for the nine months ended September 30, 2017, the Company sold five properties for €40.3 million.

(3)
For the three months ended September 30, 2018, the Company sold one property, located in Portugal in September 2018 for €13.0 million. For the nine months ended September 30, 2018, the Company sold two properties, one located in Portugal in September 2018 for €13.0 million and one located in the Netherlands (the Maastoren property) in April 2018 for €159.3 million.

(4)
Represents proceeds net of sales costs prior to the repayment of the associated property debt. For the three months ended September 30, 2018, the asset sold was not collateralized with any debt. For the nine months ended September 30, 2018, the Company repaid $106.7 million of associated property debt and $15.7 million preferred equity certificates. For the three and nine months ended September 30, 2017, the Company repaid $2.1 million and $10.2 million, respectively, of associated property debt.

(5)
The Company recorded an additional realized gain for the three and nine months ended September 30, 2018 of $0.2 million and $9.6 million, respectively, related to the release of escrow accounts and CTA release, net of subsequent sale costs from prior period disposals. The Company recorded an additional realized gain for the three and nine months ended September 30, 2017 of $0.7 million and $1.2 million, respectively, related to the release of escrow accounts and CTA release, net of subsequent sale costs from prior period disposals

Certain escrow accounts are not held by the Company and are expected to be released within the next 12 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the earlier of the time of the cash receipt or when collection can be reasonably assured. As of September 30, 2018, there were $0.6 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain.

4.	Preferred Equity Investments
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $34.1 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents one preferred equity investment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
Asset Type	Principal Amount(1)	Carrying Value	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment	$34,137	$34,137	$35,347	$35,347	8.00%	May 2020
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
As of September 30, 2018, the Company’s preferred equity investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three and nine months ended September 30, 2018 and 2017, the preferred equity investment contributed all interest income recorded on the consolidated statement of operations.

5.	Borrowings
The following table presents borrowings as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				September 30, 2018		December 31, 2017
	Country	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(3)(5)	France	Apr-22(9)	EURIBOR + 1.65%(9)	$76,678	$75,560	$55,192	$53,800
Trias Portfolio 2(3)(5)(7)	Germany	Jun-25(7)	EURIBOR + 1.00%(7)	88,717	88,423	91,577	90,880
Trias Portfolio 4(3)(5)	U.K.	Apr-20	GBP LIBOR + 2.70%	16,732	16,563	17,326	17,123
SEB Portfolio 1(5)	Germany/France	Jul-24(8)	EURIBOR + 1.55%(8)	205,752	203,110	317,317	313,153
SEB Portfolio 2(5)	U.K.	Jul-24(8)	GBP LIBOR + 1.55%(8)	242,237	239,658	250,825	247,902
SEB Portfolio - Preferred(4)	Germany/France/U.K.	Apr-60	0.90%	83,900	83,668	102,560	102,271
Trianon Tower(5)	Germany	Jul-23	EURIBOR + 1.30%	382,952	381,670	395,294	393,763
Other - Preferred(6)	Germany	Oct-45	1.00%	4,409	4,056	4,551	4,551
Total mortgage and other notes payable				$1,101,377	$1,092,708	$1,234,642	$1,223,443
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount generally decreased from December 31, 2017 to September 30, 2018 due to the change in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate and the repayment of $122.4 million offset by additional borrowings of $23.9 million. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)	Trias Portfolio represents the cross-collateralized borrowings among the IVG Portfolio, Internos Portfolio and Deka Portfolio.

(4)
Represents preferred equity certificates with a contractual interest rate of 0.90% through May 2019, which increases to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)
Prepayment provisions include a fee based on principal amount of 0.50% through April 2020 for the Trias Portfolio 1 borrowings, 0.35% to 1.0% through May 2022 for the Trias Portfolio 2 borrowings, 0.5% through July 2019 for the SEB Portfolio borrowings and 0.30% through June 30, 2019 for Trianon Tower borrowings.

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

(9)
In August 2018, the Company amended and restated the loan agreement to increase the principal balance to $76.7 million, reduce the blended margin from 1.85% per annum to 1.65% per annum and extend the maturity from April 8, 2020 to April 8, 2022. After the loan amendment, the Company has combined the previously disclosed “Trias 3 Portfolio” into “Trias 1 Portfolio.”

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$1,101,377	$1,234,642
Deferred financing costs, net	(8,669)	(11,199)
Carrying value	$1,092,708	$1,223,443
The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2018 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2018	$—
Years ending December 31:
2019	—
2020	16,732
2021	—
2022	76,678
2023	382,952
2024 and thereafter	625,015
Total	$1,101,377
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all of its financial covenants.
Credit Facility
In April 2017, the Company amended and restated corporate revolving credit facility (the “Credit Facility”) with aggregate commitments of $35.0 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. In March 2018, the Company amended the Credit Facility, increasing the size to $70.0 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105.0 million. As of September 30, 2018, there was no outstanding balance on the Credit Facility.
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
For the three and nine months ended September 30, 2018, the Company incurred $4.0 million and $12.4 million, respectively, related to the base management fee.
Under the Original Management Agreement, for the three and nine months ended September 30, 2017, the Company incurred $3.6 million and $10.7 million, respectively, related to the base management fee. The Original Management Agreement base management fee to the Manager was $14 million subject to increase by an amount equity to 1.5% per annum of the sum of:

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

Incentive Fee
In addition to the base management fees, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.67) and will end on December 31 of the applicable calendar year and subsequent measurement periods will begin on January 1 of the subsequent calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published. For the three and nine months ended September 30, 2018, the Company did not record an incentive fee.
Under the Original Management Agreement, for the three and nine months ended September 30, 2017, the Company did not incur an incentive fee. The incentive fee under the Original Management Agreement was calculated and was payable quarterly in arrears in cash, equal to:

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
For the three and nine months ended September 30, 2018, the Manager allocated $0.3 million and $0.8 million, respectively, of Internalized Service Costs to the Company, which is recorded in general and administration expenses in the consolidation statements of operations.
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
Under the Amended and Restated Management Agreement, beginning with the Company’s 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by the Company’s board of directors for election at each annual meeting. In the third quarter 2018, at the 2018 annual stockholders’ meeting, the Manager nominated one individual to the Company’s board of directors.
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
Manager Ownership of Common Stock
As of September 30, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.3% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three and nine months ended September 30, 2018 and 2017:
For the three months ended September 30, 2018 and 2017, the Company recorded $1.7 million and $2.8 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, the Company recorded $3.3 million and $20.1 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of September 30, 2018, equity-based compensation expense to be recognized over the remaining vesting period through May 2021 is $6.9 million, provided no additional forfeitures.
In the third quarter 2018, the Company adopted ASU 2018-07 which required the Company to retrospectively adjust compensation expense for the three months ended March 31, 2018 and June 30, 2018 by $0.2 million and $1.6 million, respectively (refer to Note 2).
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of September 30, 2018, under the 2015 Plan, a total of 1.6 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.9 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.4 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.5 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.7 million otherwise unreserved shares remained available for issuance.
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
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. For the nine months ended September 30, 2018, 171,529 Absolute RSUs and 171,529 Relative RSUs that had previously been granted to key employees of the Manager who are no longer providing services to the Company were forfeited. In May 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that will be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion.
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
The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of September 30, 2018 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Nine Months Ended September 30, 2018
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2017	121	420	1,453	1,994	$11.95
Granted	348	—	132	480	13.23
Redeemed	—	(46)	—	(46)	12.70
Converted	—	(25)	—	(25)	12.05
Forfeited	(1)	—	(343)	(344)	12.60
September 30, 2018	468	349	1,242	2,059	$12.12
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	As of September 30, 2018, represented outstanding Spin-off Absolute and Relative RSUs and 2018 Absolute and Relative RSUs.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors.
The following table presents the number of share repurchased by the Company, the average price paid per share and the gross amount paid for the repurchased shares for the three and nine months ended September 30, 2018 (dollars and shares in thousands, except per share data):

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Period	Shares	Average Price Paid per Share	Gross
January 1 - March 31(1)	1,051	$12.70	$13,350
April 1 - June 30	4,018	14.00	56,244
July 1 - September 30	1,006	13.71	13,799
Total	6,075	$13.73	$83,393
_____________________________

(1)
The authorization for the repurchases was approved by the Company’s board of directors in March 2018. For the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock.

Director Grants
In August 2018, the Company issued 27,735 shares of common stock with a fair value at the date of grant of $0.4 million to its independent directors as an annual grants of equity. The shares were fully vested at issuance.
Dividends
The following table presents dividends declared (on a per share basis) with respect to the nine months ended September 30, 2018 and 2017:

Common Stock
Declaration Date	Dividend Per Share
2018
May 7	$0.15
August 3	$0.15
November 2	$0.15
2017
May 1	$0.15
August 2	$0.15
November 6	$0.15

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and nine months ended September 30, 2018 and 2017 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
Numerator:
Net income (loss)	$556		$(6,806)	$37,363		$(32,870)
Net (income) loss attributable to Unit Holders noncontrolling interest	(4)		62	(225)		372
Net income (loss) attributable to common stockholders and Unit Holders(1)	$552		$(6,744)	$37,138		$(32,498)
Net (income) allocated to participating securities	(105)		—	(442)		—
Net income (loss) allocated to common stockholders—basic and dilutive	$447		$(6,744)	$36,696		$(32,498)
Denominator:
Weighted average shares of common stock - basic	49,991		55,155	52,126		55,005
Weighted average effect of dilutive shares	1,992	(2)	447	1,835	(2)	560
Weighted average shares of common stock - dilutive	51,983		55,602	53,961		55,565
Earnings (loss) per share:
Basic	$0.01		$(0.12)	$0.70		$(0.59)
Diluted	$0.01		$(0.12)	$0.68		$(0.59)
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)	Includes the Absolute and Relative RSUs and 2018 Absolute and Relative RSUs as the performance targets would have been met if the performance period ended on September 30, 2018.

9.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the noncontrolling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such noncontrolling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of September 30, 2018 and December 31, 2017, the Company allocated an immaterial amount and $1.8 million, respectively, from stockholders’ equity to noncontrolling interest on the consolidated balance sheets and consolidated statement of equity.
As of September 30, 2018, 349,290 Common Units and LTIP Units were outstanding, representing a 0.7% ownership and noncontrolling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the three months ended September 30, 2018 and 2017 was a net income (loss) of an immaterial amount and $(0.1) million, respectively. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the nine months ended September 30, 2018 and 2017 was a net income (loss) of $0.2 million and $(0.4) million, respectively.
Redeemable Noncontrolling Interest
In connection with the acquisition of the Trianon Tower in July 2015, the Company sold a 5.5% noncontrolling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder may redeem its interest for cash at the greater of fair market value of such noncontrolling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the noncontrolling interest at its acquisition date fair value as temporary equity due to the redemption option. The carrying amount of redeemable noncontrolling interests is adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2018 and December 31, 2017 (dollars, UK pound sterling and Euros in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR/ Strike Price	Range of Maturity
As of September 30, 2018:
Interest rate caps (EUR)	29	€894,694	$8,003	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	24	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	6	€58,360	2,488	1.25 EUR/USD(3)	November 2018 - November 2019
Total	40		$10,515

As of December 31, 2017:
Interest rate caps (EUR)	26	€767,718	$6,917	3 Month EURIBOR 0.5%	April 2020 - July 2023
Interest rate caps (GBP)	5	£202,645	107	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	4	€48,960	(5,270)	1.12 EUR/USD(3)	February 2018 - November 2018
Total	35		$1,754
_____________________________
(1)    Represents number of transactions.
(2)    Includes Euro currency forwards.
(3)    The strike prices for the foreign currency forwards maturing in 2018 and 2019 represent the average price.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Balance Sheet	September 30, 2018	December 31, 2017
	Location
Interest rate caps	Derivative assets	$8,027	$7,024
Foreign currency forwards	Derivative assets	$2,914	$—
Foreign currency forwards	Derivative liabilities	$426	$5,270

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest rate caps	Other gain (loss), net	$(80)	$(1,235)	$(2,079)	$(1,949)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Other gain (loss), net	1,264	(2,737)	7,758	(10,309)
Net cash receipt (payment) on derivatives	Other gain (loss), net(1)	(483)	232	(4,854)	1,688
_____________________________

(1)
Excludes the gain (loss) relating to foreign currency transactions and write-off of deferred financing costs for the three months ended September 30, 2018 and 2017 of $(0.1) million and $0.2 million, respectively and for the nine months ended September 30, 2018 of $(0.8) million and $(0.3) million, respectively.

The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of September 30, 2018 and December 31, 2017. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2018 and December 31, 2017.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018			December 31, 2017
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$1,359,106	$10,941	$10,941	$1,193,012	$7,024	$7,024
Preferred equity investment	34,137	34,137	34,558	35,347	35,347	35,783
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,101,377	$1,092,708	$1,097,532	$1,234,642	$1,223,443	$1,231,321
Derivative liabilities	10,908	426	426	58,647	5,270	5,270
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three and nine months ended September 30, 2018, one tenant, DekaBank Deutsche Girozentrale, accounted for more than 10% of the Company’s total revenues. This tenant has 5.8 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the three and nine months ended September 30, 2018, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.

13.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity - Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investment secured by interest in a United Kingdom prime office property.

•	Corporate - The corporate segment significantly includes corporate level interest expense, management fee and general and administrative expenses.
The following tables present segment reporting for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$23,920		$—	$—		$23,920
Escalation income	4,283		—	—		4,283
Interest income	—		708	—		708
Expenses
Interest expense(1)	5,055		—	263		5,318
Management fee, related party	—		—	4,011		4,011
Transaction costs(2)	552		—	577		1,129
Depreciation and amortization	11,013		—	—		11,013
Realized (gain) on sale	(2,706)		—	—		(2,706)
Other expense (income)	7,156	(3)	—	2,674	(4)	9,830
Income (loss) before income tax benefit (expense)	7,133		708	(7,525)		316
Income tax benefit (expense)	240		—	—		240
Net income (loss)	$7,373		$708	$(7,525)		$556
_____________________________

(1)	Includes $0.6 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)
Represents costs associated with the continual work of the strategic review committee in the corporate segment and costs associated with the refinancing of certain mortgage notes in the real estate equity segment.

(3)	Primarily relates to properties - operating expenses and loss on interest rate caps.

(4)	Primarily relates to the general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$27,747		$—	$—		$27,747
Escalation income	5,641		—	—		5,641
Interest income	—		704	—		704
Expenses
Interest expense(1)	6,325		—	211		6,536
Management fee, related party	—		—	3,585		3,585
Transaction costs(2)	—		—	332		332
Depreciation and amortization	14,396		—	—		14,396
Other expense (income)	8,802	(3)	—	6,895	(4)	15,697
Income (loss) before income tax benefit (expense)	3,865		704	(11,023)		(6,454)
Income tax benefit (expense)	(352)		—	—		(352)
Net income (loss)	$3,513		$704	$(11,023)		$(6,806)
_____________________________

(1)	Includes $0.6 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Represents costs associated with the continual work of the strategic review committee in the corporate segment.

(3)	Primarily relates to properties - operating expenses and loss on interest rate caps.

(4)	Primarily relates to general and administrative expenses and net loss on foreign currency derivatives.

	Nine Months Ended September 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$75,744		$—	$—		$75,744
Escalation income	15,186		—	—		15,186
Interest income	—		2,143	—		2,143
Expenses
Interest expense(1)	16,611		—	669		17,280
Management fee, related party	—		—	12,391		12,391
Transaction costs(2)	594		—	1,392		1,986
Depreciation and amortization	34,640		—	—		34,640
Realized (gain) on sale	(42,020)		—	—		(42,020)
Other expense (income)	26,757	(3)	—	4,953	(4)	31,710
Income (loss) before income tax benefit (expense)	54,348		2,143	(19,405)		37,086
Income tax benefit (expense)	277		—	—		277
Net income (loss)	$54,625		$2,143	$(19,405)		$37,363
_____________________________

(1)	Includes $1.9 million and $0.4 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)
Represents costs associated with the continual work of the strategic review committee in the corporate segment and costs associated with the refinancing of certain mortgage notes in the real estate equity segment.

(3)	Primarily relates to properties - operating expenses and loss on interest rate caps.

(4)	Primarily relates to general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$79,308		$—	$—		$79,308
Escalation income	16,360		—	—		16,360
Interest income	—		1,001	—		1,001
Expenses
Interest expense(1)	18,896		—	745		19,641
Management fee, related party	—		—	10,716		10,716
Transaction costs(2)	—		538	1,027		1,565
Depreciation and amortization	39,479		—	—		39,479
Other expense (income)	23,575	(3)	—	34,247	(4)	57,822
Income (loss) before income tax benefit (expense)	13,718		463	(46,735)		(32,554)
Income tax benefit (expense)	(316)		—	—		(316)
Net income (loss)	$13,402		$463	$(46,735)		$(32,870)
_____________________________

(1)	Includes $2.0 million and $0.3 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)
Represents costs associated with the continual work of the strategic review committee in the corporate segment and costs associated with acquiring the Company’s preferred equity investment in the preferred equity segment.

(3)	Primarily relates to properties - operating expense offset by a gain on the sale of real estate.

(4)
Primarily relates to general and administrative expenses, loss on foreign currency derivatives and compensation expense relating to the impact of substantially all time based and certain performance based awards vesting in connection with the change of control of the Manager.

The following table presents total assets by segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
September 30, 2018	$1,652,308	$34,914	$11,504	$1,698,726
December 31, 2017	1,901,282	37,133	2,502	1,940,917
Geography
The following table presents geographic information about the Company’s total rental income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Properties(1)	23		26		23		26
Office
Germany	$11,803		$10,929		$35,517		$30,897
United Kingdom	5,809		8,383		17,952		22,158
France	4,630		4,677		14,127		13,290
Other office	199	(2)	2,565	(3)	4,143	(2)	9,599	(3)
Subtotal	22,441		26,554		71,739		75,944
Other Property Types
France/Germany(4)	1,479		1,193	(3)	4,005		3,364	(3)
Total	$23,920		$27,747		$75,744		$79,308
_____________________________

(1)	Represents the number of properties owned as of September 30, 2018 and 2017, respectively.

(2)	Includes partial period rental income from a property in the Netherlands (the Maastoren property) which was sold in April 2018 and a property in Portugal which was sold in September 2018.

(3)
Includes an asset in the U.K. which was classified as held-for-sale as of September 30, 2017 and partial period rental income for the assets sold during the three and nine months ended September 30, 2017.

(4)	Represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Dividends
On November 2, 2018, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on November 16, 2018 to stockholders of record as of the close of business on November 12, 2018.
Trianon
On November 6, 2018, the Company executed a definitive sale and purchase agreement to sell the Trianon Tower in Frankfurt, Germany, the Company’s largest asset, for €670 million, or approximately $762 million. The Company expects to release approximately $360 million of net equity after repayment of financing and transaction costs. Completion is subject to customary conditions, including the Purchasers’ closing on a €390 million mortgage facility.

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
Significant Developments
Leasing
For the nine months ended September 30, 2018, we signed new leases or lease extensions relating to 49,000 square meters. These leases included a nine year lease extension for 11,200 square meters with BNP Paribas SA on a property on Boulevard MacDonald, in Paris, France, increasing the weighted average lease term of the asset by five years and a new 32,800 square meters lease on a property at Marly, in Greater Paris, France, increasing the asset’s occupancy from 45% to 100%. As a result, together with other leases signed during the year, portfolio occupancy increased from 86% as of December 31, 2017 to 97% as of September 30, 2018.
Refinancing
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
Repurchases
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. From the authorization in March 2018 through September 30, 2018, we repurchased 6.1 million shares of our common stock for approximately $83.4 million.
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
Our Portfolio
The following presents a summary of our portfolio as of September 30, 2018:

		Portfolio by Geographic Location
		September 30, 2018(5)	September 30, 2017(5)
Gross Book Value(1)	$1.7 billion
Number of properties	23
Number of countries	3
Total square meters(2)	281,636
Weighted average occupancy	97%
Weighted average occupancy - Office	96%
Weighted average lease term	6.1 years
In-place rental income:(3)
Office portfolio	93%
Other(4)	7%
_____________________________

(1)	Represents gross operating real estate and intangibles as of September 30, 2018.

(2)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(3)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of September 30, 2018 and is translated using foreign exchange rates as of September 30, 2018.

(4)	Other represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.

(5)	Based on rental income for 23 assets owned as of September 30, 2018.
The following table presents significant tenants in our portfolio, based on in-place rental income as of September 30, 2018:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
DekaBank Deutsche Girozentrale	Trianon (Frankfurt, Germany)	36,524	22.2%	5.8
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	9.9%	1.3
Deutsche Bundesbank	Trianon (Frankfurt, Germany)	22,303	9.1%	8.3
Invesco UK Limited	Portman Square (London, UK)	4,406	5.7%	8.9
BNP PARIBAS SA	Boulevard Macdonald (Paris, France)	11,210	5.5%	7.9
Cushman & Wakefield LLP	Portman Square (London, UK)	5,150	5.2%	6.5
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	4.1%	7.0
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	3.5%	15.7
Moelis & Co UK LLP	Condor House (London, UK)	3,366	2.8%	6.5
Bigpoint GmbH	Drehbahn (Hamburg, Germany)	11,916	2.8%	2.7
		133,383	70.8%	6.4
_____________________________

(1)	Based on contractual rentable area.

The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of September 30, 2018 (dollars in thousands):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	9	$877,530	51%	143,404	6.5
United Kingdom	5	391,982	24%	28,893	6.9
France	4	312,355	19%	32,089	4.1
Subtotal	18	1,581,867	94%	204,386	6.1
Other Property Types
France/Germany(4)	5	93,434	6%	77,250	6.7
Total	23	$1,675,301	100%	281,636	6.1
_____________________________

(1)	Represents gross operating real estate and intangibles as of September 30, 2018.

(2)	Based on annualized NOI, for the quarter ended September 30, 2018 (refer to “Non-GAAP Financial Measures” for a description of this metric).

(3)	Based on contractual rentable area.

(4)	Other represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.
Preferred Equity
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 6.0 year weighted average lease term to expiry. We invested approximately $34.1 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
The pace of economic growth across Europe seemingly slowed during the third quarter with Gross Domestic Product, or GDP, in the European Union, or EU, and the Eurozone growing by 0.3% and 0.2%, respectively. In October 2018, the International Monetary Fund revised its 2018 GDP forecast for the Eurozone down by 0.2% to 2.0%, citing a greater than anticipated softening of the German and French economies in the first half of 2018.
Unemployment in the EU was 6.7% in September 2018, down from 7.5% a year earlier and the lowest level recorded since January 2000. Eurozone inflation was up to 2.2% in October 2018, compared to 1.5% a year earlier, exceeding the European Central Bank, or ECB’s, medium-term target of 2.0%.
On October 25, 2018, the ECB reaffirmed its intention to maintain interest rates at zero percent at least through the summer of 2019 while confirming that its asset purchase program of €15 billion per month is likely to conclude at the end of 2018.
According to a report issued by the Office for National Statistics in October, the U.K. economy rebounded following a slow start to the year, growing by 0.7% in the three months to August. However, uncertainty surrounding Brexit negotiations continues to weigh on business sentiment and the general outlook for the U.K. economy with recent data indicating a sharp drop in the U.K. services sector following a strong summer of activity. In October 2018, the IMF confirmed its 2018 UK GDP growth projection of 1.4%.
On August 2, 2018, in an effort to contain inflation which stood at 2.7%, (above the Bank of England, BOE’s, 2.0% target), the BoE raised the U.K. base interest rate from 0.50% to 0.75%, its highest level since 2009. The BoE cited low unemployment and improving economic conditions following a slow start to the year, but noted continued uncertainty regarding the UK’s departure from the EU as a potential downside risk to the economy.
European commercial real estate investment volume totaled €216 billion in the first nine months of 2018, in line with 2017. The U.K., France and Germany represented 60% of total 2018 investment volume. Prime property yields in most asset classes and markets were broadly stable during the third quarter and continued to remain at a significant premium to sovereign yields, with the exception of Italy, where the yield on the Italian 10 year bond has risen by 24% since June 30, 2018 to approximately 330bps with seemingly little or no impact on property yields.
European office take-up increased by 4% year over year in the third quarter of 2018, demonstrating the continued strength across European occupier markets. Driven by a combination of robust leasing activity and a subdued new supply pipeline, European office vacancy decreased by 30bps to 6.5% during the quarter, the lowest level since 2002. Office rents in Europe grew by 2.4% in the third quarter, or 6.0% year-over-year, continuing to exceed the 10-year average growth rate.
German real estate investment volume totaled €56 billion in the first nine months of 2018, 12% above the same period last year. Strong investment appetite and limited supply of core assets continued to put pressure on prime office yields that compressed by a further 10bps during the quarter (17bps compared to the same period last year). The vacancy rate in the top 6 cities was 4.6%, 20bps below the second quarter, while average office rents grew by 1.2% during the quarter.
French investment volume totaled €19 billion in the first nine months of 2018, 18% above the same period last year as investors continue to focus on large transactions exceeding €100 million. Paris office take up slowed following a strong start to 2018 (down 3% compared to the second quarter), but remained above 2017 levels. A constrained new supply pipeline continues to place pressure on rents, which grew by 4% year over year on average (9% in case of prime rents).
Total U.K. investment volume reached £49 billion in the first nine months of 2018, 5% below the same period last year. Take up across Central London stands 9% above the long term average, reflecting the resilience of the occupier market despite headwinds in the wider macroeconomic environment.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 to September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount
Revenues
Rental income	$23,920	$27,747	$(3,827)
Escalation income	4,283	5,641	(1,358)
Interest income	708	704	4
Other income	76	171	(95)
Total revenues	28,987	34,263	(5,276)
Expenses
Properties - operating expenses	5,690	7,519	(1,829)
Interest expense	5,318	6,536	(1,218)
Transaction costs	1,129	332	797
Management fee, related party	4,011	3,585	426
Other expenses	1,150	1,996	(846)
General and administrative expenses	1,952	1,723	229
Compensation expense	1,741	2,839	(1,098)
Depreciation and amortization	11,013	14,396	(3,383)
Total expenses	32,004	38,926	(6,922)
Other income (loss)
Other gain (loss), net	627	(3,554)	4,181
Realized gain on sales, net	2,706	1,763	943
Income (loss) before income tax benefit (expense)	316	(6,454)	6,770
Income tax benefit (expense)	240	(352)	592
Net income (loss)	$556	$(6,806)	$7,362
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $3.8 million, primarily due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 partially offset by leasing activity, such as the completion of the Deutsche Bundesbank lease in the Trianon Tower in the fourth quarter 2017.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $1.4 million primarily due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 offset by increased recoverability in connection with higher occupancy from 86% as of September 30, 2017 to 97% as of September 30, 2018.
Interest Income
Interest income relates to our preferred equity investment originated in May 2017 in our preferred equity segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the three months ended September 30, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise. Other income for the three months ended September 30, 2017 predominantly relates to a one-time insurance refund relating to a repair in the third quarter of 2017.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $1.8 million due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 and a reduction in non-recoverable operating costs in our portfolio in our real estate equity segment.

Interest Expense
Interest expense decreased $1.2 million due to the repayments of certain mortgage notes in connection with the disposal of six properties during 2017 and the Maastoren property in April 2018 and the margin reduction associated with the refinancing of certain mortgage notes in our real estate equity segment in the second half of 2017 and in 2018.
Transaction Costs
Transaction costs for the three months ended September 30, 2018 were primarily related to costs associated with the continual work of the strategic review committee, or the Strategic Review Committee, which was established in 2017 and has continued to work to evaluate opportunities to enhance stockholder value in our corporate segment and costs associated with the refinancing of certain mortgage notes in our real estate equity segment. Transaction costs for the three months ended September 30, 2017 were primarily related to the Strategic Review Committee and costs associated with amending the management agreement in our corporate segment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the base management fee to be calculated as a percentage of reported EPRA NAV (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $0.8 million is due to the internalization of certain third-party accounting, tax and asset management services.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees, public company costs and other corporate expenses are incurred in our corporate segment. General and administrative expenses increased $0.3 million due to the Internalized Service Cost allocated to us from our Manager.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The decrease for the three months ended September 30, 2018, is mainly due to the adoption of accounting standard update related to stock compensation accounting (ASU 2018-07) which simplified the guidance around share-based payments to recognize compensation expense at fair value at the date of grant rather than revaluing the fair value at the end of each period. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 in our real estate equity segment.
Other Income (Loss)
Other Gain (Loss), net
Other gain (loss), net is primarily related to derivative instruments. The gain on the non-cash change in fair value related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening of the Euro against the U.S. dollar. The loss on the non-cash change in fair value related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2018 compared to 2017.

The following table presents a summary of other gain (loss), net for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(80)	$—	$(80)	$(1,235)	$—	$(1,235)
Foreign currency forwards	—	1,264	1,264	—	(2,737)	(2,737)
Subtotal	(80)	1,264	1,184	(1,235)	(2,737)	(3,972)
Net cash (payments) receipts on derivatives	—	(483)	(483)	—	232	232
Foreign currency translations	(29)	(45)	(74)	203	44	247
Write-off of deferred financing costs(1)	—	—	—	(17)	—	(17)
Total other gain (loss), net	$(109)	$736	$627	$(1,049)	$(2,461)	$(3,510)
_____________________________

(1)	Due to the repayment of certain mortgage and other notes payable.
Realized Gain on Sales, net
Realized gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to realized gain on sales, net, in our real estate equity segment.
The following table presents a summary of realized gain on sales, net for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Gain (loss):
Sale of operating real estate	$2,479	$1,063
Receipt of escrows	541	597
Prior period sale adjustments	52	15
CTA release	(366)	44
Total realized gain on sales, net	$2,706	$1,719
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2018 reflects a net benefit of $0.2 million related to our real estate equity segment. The income tax expense for the three months ended September 30, 2017 reflects a net expense of $0.4 million related to our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity and preferred equity segments which comprises 23 properties (281,636 square meters) and our preferred equity investment adjusted for currency movement and excludes properties that were acquired or sold at any time during the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Store(4)
	Three Months Ended September 30,		Increase (Decrease)
	2018	2017(1)	Amount	%
Occupancy (end of period)	97%	83%
Same store
Rental income(2)	$23,841	$22,645	$1,196
Escalation income	4,532	4,258	274
Interest income	708	688	20
Other income	105	170	(65)
Total revenues	29,186	27,761	1,425	5.1%
Utilities	1,262	1,192	70
Real estate taxes and insurance	1,280	1,166	114
Management fees	481	438	43
Repairs and maintenance	1,954	2,195	(241)
Other(2)(3)	540	1,094	(554)
Properties - operating expenses	5,517	6,085	(568)	(9.3)%
Same store net operating income	$23,669	$21,676	$1,993	9.2%
_____________________________

(1)	Three months ended September 30, 2017 is translated using the average exchange rate for the three months ended September 30, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable VAT, bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

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

Same Store Revenue
Same store rental income increased driven primarily due to leases that commenced in the fourth quarter 2017 and early 2018. Same store escalation income increased due the increased recoverability of operating expenses due to leasing.
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain repairs and maintenance and non-recoverable operating expenses such as bad debt expense and non-recoverable VAT.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity and preferred equity segments for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended September 30,
	2018	2017
Net income (loss)	$556	$(6,806)
Corporate segment net (income) loss(1)	7,525	11,023
Other (income) loss(2)	15,416	21,738
Net operating income	23,497	25,955
Sale of real estate investments and other(3)(4)	172	(4,279)
Same store net operating income	$23,669	$21,676
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes realized gain on sales offset by depreciation and amortization expense, loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Primarily reflects the impact of net operating income of sold assets.

(4)	Three months ended September 30, 2017 is translated using the average exchange rate for the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2018 to September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount
Revenues
Rental income	$75,744	$79,308	$(3,564)
Escalation income	15,186	16,360	(1,174)
Interest income	2,143	1,001	1,142
Other income	497	708	(211)
Total revenues	93,570	97,377	(3,807)
Expenses
Properties - operating expenses	19,422	22,521	(3,099)
Interest expense	17,280	19,641	(2,361)
Transaction costs	1,986	1,565	421
Management fee, related party	12,391	10,716	1,675
Other expenses	3,847	6,604	(2,757)
General and administrative expenses	5,631	5,875	(244)
Compensation expense	3,292	20,094	(16,802)
Depreciation and amortization	34,640	39,479	(4,839)
Total expenses	98,489	126,495	(28,006)
Other income (loss)
Other gain (loss), net	(15)	(10,833)	10,818
Realized gain on sales, net	42,020	7,397	34,623
Income (loss) before income tax benefit (expense)	37,086	(32,554)	69,640
Income tax benefit (expense)	277	(316)	593
Net income (loss)	$37,363	$(32,870)	$70,233
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $3.6 million, primarily due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 offset by leasing activity such as the completion of the Deutsche Bundesbank lease in the Trianon Tower in the fourth quarter of 2017 and the increase in foreign currency movements.

Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $1.2 million due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 offset by increased recoverability in connection with higher occupancy.
Interest Income
Interest income relates to our preferred equity investment originated in May 2017 in our preferred equity segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the nine months ended September 30, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise. Other income for the nine months ended September 30, 2017 predominantly relates to a one-time insurance refund relating to a repair in the third quarter of 2017 and other dilapidation income received from vacating tenants.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $3.1 million due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 and a reduction in non-recoverable operating costs in our portfolio in our real estate equity segment.
Interest Expense
Interest expense decreased $2.4 million due to the repayments of certain mortgage notes in connection with the disposal of six properties during 2017 and the disposal of the Maastoren property in April 2018 and the margin reduction associated with the refinancing of certain mortgage notes in our real estate equity segment in the second half of 2017 and in 2018.
Transaction Costs
Transaction costs for the nine months ended September 30, 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee which was established in 2017 and continues to work to evaluate opportunities to enhance stockholder value in our corporate segment and costs associated with the refinancing of certain mortgage notes in our real estate equity segment. Transaction costs for the nine months ended September 30, 2017 were primarily related to the Strategic Review Committee and costs associated with amending the management agreement in our corporate segment and transaction fees related to our preferred equity investment.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the base management fee to be calculated as a percentage of reported EPRA NAV (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $2.8 million is due to the internalization of certain third-party accounting, tax and asset management services.
General and Administrative Expenses
General and administrative expenses including external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses decreased $0.2 million due to the one-time payroll tax in the first quarter 2017 associated with the acceleration of substantially all of our equity awards due to the Mergers and lower audit and other corporate expenses in 2018 partially offset by the Internalized Service Cost allocated to us from our Manager.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based, market-based and performance-based awards in our corporate segment. The decrease for the nine months ended September 30, 2018, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers, which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements” for further information.

Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017, the Maastoren property in April 2018 and a property in Portugal in September 2018 in our real estate equity segment.
Other Income (Loss)
Other Gain (Loss), Net
Other gain (loss), net is primarily related to the derivative instruments. The gain on the non-cash change in fair value related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening of the Euro against the U.S. dollar. The loss on the non-cash change in fair value related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2018 compared to 2017.
The following table presents a summary of other gain (loss), net for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(2,079)	$—	$(2,079)	$(1,949)	$—	$(1,949)
Foreign currency forwards	—	7,758	7,758	—	(10,309)	(10,309)
Subtotal	(2,079)	7,758	5,679	(1,949)	(10,309)	(12,258)
Net cash (payments) receipts on derivatives	—	(4,854)	(4,854)	—	1,688	1,688
Foreign currency translations	17	75	92	(205)	(13)	(218)
Write-off of deferred financing costs(1)	(932)	—	(932)	(45)	—	(45)
Total other gain (loss), net	$(2,994)	$2,979	$(15)	$(2,199)	$(8,634)	$(10,833)
_____________________________

(1)	Due to the repayment of certain mortgage and other notes payable.
Realized Gain on Sales, net
Realized gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to realized gain on sales, net, in our real estate segment.
The following table presents a summary of realized gain on sales, net for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Gain (loss):
Sale of operating real estate	$32,439	$6,243
Receipt of escrows	1,644	581
Prior period sale adjustments	321	937
CTA release	7,616	(364)
Total realized gain on sales, net	$42,020	$7,397
Income Tax Benefit (Expense)
The income tax expense for the nine months ended September 30, 2018 reflects a net benefit of $0.3 million related to our real estate equity segment. The income tax expense for the nine months ended September 30, 2017 reflects a net expense of $0.3 million related to our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which comprises 23 properties (281,636 square meters) adjusted for currency movement and excludes properties that were acquired or sold at any time during the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Store(4)
	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017(1)	Amount	%
Occupancy (end of period)	97%	83%
Same store
Rental income(2)	$71,981	$69,346	$2,635
Escalation income	14,548	13,027	1,521
Other income	404	457	(53)
Total revenues	86,933	82,830	4,103	5.0%
Utilities	3,872	4,024	(152)
Real estate taxes and insurance	3,999	3,702	297
Management fees	1,511	1,392	119
Repairs and maintenance	6,204	6,459	(255)
Other(2)(3)	2,253	3,922	(1,669)
Properties - operating expenses	17,839	19,499	(1,660)	(8.5)%
Same store net operating income	$69,094	$63,331	$5,763	9.1%
_____________________________

(1)	Nine months ended September 30, 2017 is translated using the average exchange rate for the nine months ended September 30, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable VAT, bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

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
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain non-recoverable operating expenses such as bad debt expense and non-recoverable VAT.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Nine Months Ended September 30,
	2018	2017
Net income (loss)	$37,363	$(32,870)
Corporate segment net (income) loss(1)	19,405	46,735
Other (income) loss(2)	18,152	60,734
Net operating income	74,920	74,599
Sale of real estate investments and other(3)(5)	(7,969)	(12,269)
Interest income(4)	2,143	1,001
Same store net operating income	$69,094	$63,331
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs.

(2)	Includes realized gain on sales offset by depreciation and amortization expense, loss on interest rate caps, and other expenses in the real estate equity segment.

(3)	Primarily reflects the impact of net operating income of sold assets.

(4)	Reflects interest income earned in the preferred equity segment.

(5)	Nine months ended September 30, 2017 is translated using the average exchange rate for the nine months ended September 30, 2018.
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
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. For the three months ended September 30, 2018, we repurchased 1.0 million shares of our common stock for approximately $13.8 million. From the authorization in March 2018 through September 30, 2018, we repurchased 6.1 million shares of our common stock for approximately $83.4 million. We did not repurchase any shares subsequent to September 30, 2018.
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
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. As of November 2, 2018, total liquidity was $135 million, comprised of $65 million of unrestricted cash and $70 million of availability under our Credit Facility.
Cash Flows
The following presents a summary of our activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Cash flow provided by (used in):	2018	2017
Operating activities	$20,336	$19,540
Investing activities	194,416	(420)
Financing activities	(215,555)	(43,621)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(1,813)	6,195
Net increase (decrease) in cash and cash equivalents and restricted cash	$(2,616)	$(18,306)
Nine Months Ended September 30, 2018 Compared to September 30, 2017
Net cash provided by operating activities was $20.3 million for the nine months ended September 30, 2018 compared to $19.5 million for the nine months ended September 30, 2017. The increase was primarily due to a decrease in the change in operating assets and liabilities due to the timing of payments and collection of receivables.
Net cash provided by investing activities was $194.4 million for the nine months ended September 30, 2018 compared to net cash used in $0.4 million for the nine months ended September 30, 2017. Cash flow provided by investing activities for the nine months ended September 30, 2018 was primarily due to proceeds from the sale of real estate $204.6 million offset by and improvements of our operating real estate $12.2 million. Cash flow used in by the nine months ended September 30, 2017 was primarily due to the origination of our preferred equity investment $35.1 million and improvements of our operating real estate $10.1 million offset by proceeds from the sale of real estate $48.6 million.
Net cash used in financing activities was $215.6 million for the nine months ended September 30, 2018 compared to $43.6 million for the nine months ended September 30, 2017. Cash flow used in financing activities for the nine months ended September 30, 2018 was primarily due to repayment of mortgage notes and other notes payable of $122.4 million, retirement of shares of common stock of $83.4 million, and dividend payments of $23.7 million offset by borrowings of mortgage notes of $23.9 million. Net cash flow used in financing activities for the nine months ended September 30, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayment of mortgage notes and other notes payable of $12.9 million and dividend payments of $25.1 million offset $5.6 million from the borrowing from mortgage and other notes payable.
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
For the three and nine months ended September 30, 2018, we incurred $4.0 million and $12.4 million, respectively, related to the base management fee.

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
For the three and nine months ended September 30, 2018, we did not record an incentive fee.
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
For the three and nine months ended September 30, 2018, the Manager allocated $0.3 million and $0.8 million, respectively, of Internalized Service Costs to us.
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
Manager Ownership of Common Stock
As of September 30, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of our common stock, or approximately 11.3% of the total outstanding common stock.
Recent Developments
Dividends
On November 2, 2018, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on November 16, 2018 to stockholders of record as of the close of business on November 12, 2018.
Trianon
On November 6, 2018, we executed a definitive sale and purchase agreement to sell the Trianon Tower in Frankfurt, Germany, our largest asset, for €670 million, or approximately $762 million. We expect to release approximately $360 million of net equity after repayment of financing and transaction costs. Completion is subject to customary conditions, including the Purchasers’ closing on a €390 million mortgage facility.
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
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, realized gain on sales, net, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, new leases, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, noncontrolling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; other gain (loss), net (excluding any realized gain (loss) on the settlement on foreign currency derivatives); realized gain on sales, net; impairment on depreciable property; acquisition gains or losses; transaction costs; foreign currency gains (losses) related to sales; impairment on goodwill and other intangible assets; the incentive fee relating to the Amended and Restated Management Agreement and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$552	$(6,770)	$37,138	$(32,567)
Noncontrolling interests	4	(36)	225	(303)

Adjustments:
Depreciation and amortization items(1)(2)	13,719	17,096	40,914	61,656
Other (gain) loss, net(3)(4)	(1,110)	3,742	(2,895)	12,521
Realized (gain) on sales, net	(2,706)	(1,719)	(42,020)	(7,397)
Transaction costs and other(5)(6)	1,068	438	2,396	2,480
CAD	$11,527	$12,751	$35,758	$36,390
_____________________________

(1)
Three months ended September 30, 2018 reflects an adjustment to exclude depreciation and amortization of $11.0 million, amortization expense of capitalized above/below market leases of $0.2 million, amortization of deferred financing costs of $0.8 million and amortization of equity-based compensation of $1.7 million. Three months ended September 30, 2017 reflects an adjustment to exclude depreciation and amortization of $14.4 million, amortization of above/below market leases of $(0.8) million, amortization of deferred financing costs of $0.7 million and amortization of equity-based compensation of $2.8 million.

(2)
Nine months ended September 30, 2018 reflects an adjustment to exclude depreciation and amortization of $34.6 million, amortization expense of capitalized above/below market leases of $0.6 million, amortization of deferred financing costs of $2.4 million and amortization of equity-based compensation of $3.3 million. Nine months ended September 30, 2017 reflects an adjustment to exclude depreciation and amortization of $39.5 million, amortization expense of capitalized above/below market leases of $(0.3) million, amortization of deferred financing costs of $2.3 million and amortization of equity-based compensation of $20.1 million.

(3)
Three months ended September 30, 2018 CAD includes a $0.5 million net loss related to the settlement of foreign currency derivatives. Three months ended September 30, 2017 CAD includes a $0.2 million net gain related to the settlement of foreign currency derivatives.

(4)
Nine months ended September 30, 2018 CAD includes a $2.9 million net loss related to the settlement of foreign currency derivatives. Nine months ended September 30, 2017 CAD includes a $1.7 million net gain related to the settlement of foreign currency derivatives.

(5)
Three months ended September 30, 2018 reflects an adjustment to exclude $1.1 million of transaction costs. Three months ended September 30, 2017 reflects an adjustment to exclude $0.4 million of transaction costs.

(6)
Nine months ended September 30, 2018 reflects an adjustment to exclude $2.0 million of transaction costs and $0.4 million taxes related to sales and other one-time items. Nine months ended September 30, 2017 reflects an adjustment to exclude $1.6 million of transaction costs and $0.9 million of payroll taxes associated with the acceleration of equity awards due to the Mergers.

Net Operating Income (NOI)
We believe NOI is a useful metric for evaluating the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income reflects total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains on sales, net and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$23,920	$27,747	$75,744	$79,308
Escalation income	4,283	5,641	15,186	16,360
Other income	76	171	497	708
Total property and other income	28,279	33,559	91,427	96,376
Properties - operating expenses	5,690	7,519	19,422	22,521
Adjustments:
Interest income	708	704	2,143	1,001
Amortization and other items(1)(2)	200	(789)	772	(257)
NOI(3)	$23,497	$25,955	$74,920	$74,599
_____________________________

(1)
Three months ended September 30, 2018 primarily excludes $0.2 million of amortization of above/below market leases. Three months ended September 30, 2017 primarily excludes $(0.8) million of amortization of above/below market leases.

(2)
Nine months ended September 30, 2018 primarily excludes $0.6 million of amortization of above/below market leases and $0.1 million of other one-time items. Nine months ended September 30, 2017 primarily excludes $(0.3) million of amortization of above/below market leases.

(3)
The following table presents a reconciliation of net income (loss) to NOI of our real estate equity and preferred equity segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$556	$(6,806)	$37,363	$(32,870)
Remaining segments(i)	7,525	11,023	19,405	46,735
Real estate equity and preferred equity segment adjustments:
Interest expense	5,055	6,325	16,611	18,896
Other expenses	1,150	1,996	3,847	6,604
Depreciation and amortization	11,013	14,396	34,640	39,479
Other (gain) loss, net	109	1,049	2,994	2,199
Realized (gain) on sales, net	(2,706)	(1,719)	(42,020)	(7,397)
Income tax (benefit) expense	(240)	352	(277)	316
Other items	1,035	(661)	2,357	637
Total adjustments	15,416	21,738	18,152	60,734
NOI	$23,497	$25,955	$74,920	$74,599
_____________________________

(i)	Reflects the net (income) loss in our corporate segment to reconcile to net operating income.

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
Substantially all of our investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of September 30, 2018, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $6.4 million annually.
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
As of September 30, 2018, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in other gain (loss), net in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investment is subject to credit risk based on the borrower’s ability to make required interest payments on scheduled due dates and value of collateral. We seek to manage credit risk through our Manager’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2018, our preferred equity investment contributed all of our interest income.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the nine months ended September 30, 2018 and 2017:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $51.1 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.4 million annually, respectively.
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
Except as described above in the preceding paragraph, during the quarter ended September 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Purchases of Equity Securities by Issuer
The following table provides the information with respect to purchases made by us of our common stock during the three months ended September 30, 2018:

Period(1)(2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31	789,408	$13.69	789,408	$19,598,732
August 1 - August 31	216,995	$13.78	216,995	$16,609,126
_____________________________

(1)
In March 2018, we announced that our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors.

(2)	There were no repurchases made during September 2018.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Events
On November 6, 2018, Symbol I - T S.à r.l., Symbol II - T  S.à r.l., Symbol III - T S.à r.l., Symbol IV - T S.à r.l., Symbol Holdco C-T S.à.r.l., and Symbol V - T S.à r.l., each indirect subsidiaries of the Company entered into a definitive Share Sale and Purchase Agreement (the “Purchase Agreement”) with Platin 1680 GmbH and Luxembourg Investment Company 271 S.á r.l. (the “Purchasers”) with respect to the sale of the Company’s Trianon Tower property located at Mainzer Landstraße 16, Frankfurt, Germany, for a gross sales price of approximately $762 million (based on the November 5, 2018 exchange rate). Since acquiring the asset in July 2015, the Company has completed numerous of value enhancing initiatives including a 10 year lease with Deutsche Bundesbank and obtaining a LEED Platinum certification following an extensive refurbishment program.

Closing is expected to occur prior to December 31, 2018 and is subject to customary closing conditions, including the Purchasers’ closing on a €390 million (or $445 million based on the November 5, 2018 exchange rate) mortgage facility. The Agreement contains representations, warranties and covenants that are customary and typical for an agreement and transaction of this nature. The Company plans to repay a $383 million first mortgage loan that is secured by the property upon closing. The Company expects to release approximately $360 million of net equity from the sale after the repayment of financing and transaction costs and a $6 million retained interest in Symbol Holdco C-T S.à. r.l in the form of preferred equity certificates with a 7% yield.

The foregoing description of the Purchase Agreement does not purport to describe all of the terms of such agreement and is qualified by reference to the Purchase Agreement, which is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

Item 6.   Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Amendment, dated August 3, 2018 (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
3.2		Amended and Restated Bylaws, effective as of August 3, 2018 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
10.1	*
Share Sale and Purchase Agreement dated November 5, 2018 by and among Symbol I - T S.á r.l., Symbol II - T  S.á r.l., Symbol III - T S.á r.l., Symbol IV - T S.á r.l., Symbol Holdco C-T S.á r.l., and Symbol V - T S.á r.l., Platin 1680 GmbH and Luxembourg Investment Company 271 S.á r.l.

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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

_____________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	November 6, 2018	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer