Form 10-K
period 2018-12-31
NorthStar Realty Europe Corp.
filed 2019-03-13
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, was $648,184,155. As of March 8, 2019, the registrant had issued and outstanding 49,807,566 shares of common stock, $0.01 par value per share.
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

•
the process undertaken by the Strategic Review Committee of our board of directors to explore strategic alternatives for the Company, which may include a potential sale or internalization of management, and the associated costs and diversion of management’s attention;

•	our ability to conduct our business if we internalize our management rather than a sale of the Company;

•	the ability of Colony Capital Inc., or CLNY, to effectively manage our company;

•
the unknown impact of the exit of the United Kingdom, or Brexit, or one or more other countries from the European Union, or EU, or the potential default of one or more countries in the EU or the potential break-up of the EU and the uncertain terms and timing of Brexit;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 14. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “NorthStar Europe”, “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the completed tri-party merger with NorthStar Realty Finance Corp., or NorthStar Realty and Colony Capital, Inc., or Legacy Colony, pursuant to which the companies combined in an all-stock merger, or the Mergers, and Colony Capital, Inc., formerly known as Colony NorthStar, Inc. before June 25, 2018, for the period subsequent to the Mergers.
Overview
NorthStar Realty Europe Corp., a publicly-traded real estate investment trust, or REIT, (NYSE: NRE) is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty, of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Realty Europe Corp., a Maryland corporation, or the Spin-off. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
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
Significant Developments
Amended and Restated Management Agreement
On November 7, 2018, we entered into Amendment No. 1, or the Amendment, to the amended and restated management agreement, or the Amended and Restated Management Agreement, dated November 9, 2017, with an affiliate of our Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement upon the consummation of a change of control of NorthStar Europe or in connection with an internalization of management. The Amendment provides that upon the termination, we will be obligated to pay to our Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (as defined in the Amended and Restated Management Agreement) paid pursuant to the Amended and Restated Management Agreement. As of December 31, 2018, the termination fee due to the Manager was $64.6 million. No Incentive Fee will be payable to our Manager for any period after the Termination Date.
Refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for a description of the terms of the Amendment and the Amended and Restated Management Agreement.
Strategic Review Committee
On November 7, 2018, we announced that the Strategic Review Committee of our board of directors has engaged financial and legal advisors to review strategic alternatives, including a potential sale of the Company or internalization of management.
Sales
In April 2018, we completed the sale of the Maastoren property, our largest non-core asset in the Netherlands, for approximately $193 million and received net equity proceeds of approximately $69 million after repayment of financing and transaction costs (based on the April 30, 2018 applicable exchange rate).
In September 2018, we completed the sale of an asset in Lisbon, Portugal for approximately $14 million and received net equity proceeds of approximately $14 million after transaction costs (based on the September 30, 2018 applicable exchange rate).
In December 2018, we completed the sale of Trianon Tower and received net equity proceeds of approximately $360 million, after repayment of mortgage financing and payment of transaction costs. Simultaneously with the completion of the closing, we prepaid and terminated the mortgage financing of $375 million, which included the prepayment penalties, secured by the Trianon Tower (based on the December 12, 2018 applicable exchange rate).
Additionally, in December 2018, we sold three assets in the United Kingdom for approximately $40 million and received net equity proceeds of approximately $23 million after repayment of financing and transaction costs (based on the December 21, 2018 applicable exchange rate).
Leasing
For the year ended December 31, 2018, we signed new leases or lease extensions relating to 60,000 square meters. These leases included a nine year lease extension for 11,200 square meters with BNP Paribas S.A. on a property on Boulevard MacDonald, in

Paris, France, increasing the weighted average lease term of the asset by five years and a new 32,800 square meter lease on a property at Marly, in Greater Paris, France, increasing the asset’s occupancy from 45% to 100%. As a result, together with other leases signed during the year, portfolio occupancy increased from 81% as of December 31, 2017 to 95% as of December 31, 2018.
Refinancing
In May 2018, we entered into a second amended and restated loan agreement related to the Trias Germany portfolio, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.
In August 2018, we amended and restated the loan agreement related to the Trias France portfolio, increasing the principal balance to $76 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.
Our Investments
Our primary business line is investing in European real estate. We are predominantly focused on real estate equity and preferred equity.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on European prime office properties located in key cities within Germany, the United Kingdom and France.
Our Portfolio
The following presents a summary of our portfolio as of December 31, 2018:

		Portfolio by Geographic Location
		December 31, 2018(6)	December 31, 2017(6)
Gross Book Value(1)	$1.0 billion
Number of properties(2)	18
Number of countries	3
Total square meters(3)	205,884
Weighted average occupancy	95%
Weighted average occupancy - Office	94%
Weighted average lease term	6.2 years
In-place rental income:(4)
Office portfolio	90%
Other(5)	10%
_____________________________

(1)	Represents gross operating real estate and intangibles as of December 31, 2018 and includes gross assets held-for-sale.

(2)	Includes four assets held-for-sale as of December 31, 2018, of which three were sold as of March 8, 2019.

(3)	Based on contractual rentable area, located in many key European markets, including Frankfurt, Hamburg, Berlin, London and Paris.

(4)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of December 31, 2018 and is translated using foreign exchange rates as of December 31, 2018.

(5)	Other represents five assets including two retail in Germany, one industrial asset in France and two hotel (net lease) assets in Germany.

(6)	Based on rental income for 18 assets owned as of December 31, 2018.

The following table presents significant tenants in our portfolio, including assets held-for-sale as of December 31, 2018, based on in-place rental income as of December 31, 2018:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	16.1%	1.1
BNP PARIBAS SA	Boulevard Macdonald (Paris, France)	11,210	9.2%	7.7
Invesco UK Limited	Portman Square (London, UK)	4,406	9.1%	8.7
Cushman & Wakefield LLP	Portman Square (London, UK)	5,150	8.4%	6.3
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	6.6%	7.0
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	5.7%	15.5
Moelis & Co UK LLP	Condor House (London, UK)	3,366	4.5%	6.5
Bigpoint GmbH	Drehbahn (Hamburg, Germany)	11,916	4.5%	2.4
Globe Express	Marly (Paris, France)	32,790	3.2%	8.8
InterCityHotel GmbH	IC Hotel (Berlin, Germany)	8,457	2.8%	11.3
Total		115,803	70.1%	6.5
_____________________________

(1)	Based on contractual rentable area.
The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of December 31, 2018 (dollars in thousands):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany(4)	7	$236,901	24%	74,837	8.0
United Kingdom	2	353,010	35%	21,758	6.9
France	4	307,790	31%	32,059	3.9
Subtotal	13	897,701	90%	128,654	6.1
Other Property Types
France/Germany(5)	5	89,149	10%	77,230	6.5
Total	18	$986,850	100%	205,884	6.2
_____________________________

(1)	Represents gross operating real estate and intangibles as of December 31, 2018.

(2)	Based on annualized NOI, for the year ended December 31, 2018 (refer to “Non-GAAP Financial Measures” for a description of this metric) for the 18 assets held as of December 31, 2018.

(3)	Based on contractual rentable area.

(4)	Includes one asset held for sale as of December 31, 2018.

(5)	Other represents five assets including two retail in Germany, one industrial asset in France and two hotel (net lease) assets in Germany. Includes three assets held of sale as of December 31, 2018.
Preferred Equity
In December 2018, in connection with the sale of Trianon Tower, we retained a $5.7 million (€5 million) equity interest in the form of preferred equity, with a 7% yield and five year maturity.
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 5.2 year weighted average lease term to expiry. We invested approximately $33.4 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
In May 2018, we entered into a second amendment and restatement loan agreement related to the Trias Germany portfolio with a principal balance of $87 million, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.
In August 2018, we amended and restated the loan agreement related to the Trias France portfolio, increasing the principal balance to $76 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.
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

We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with the year ended December 31, 2015 upon filing our initial U.S. federal income tax return. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate U.S. federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to continue to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to tax in foreign jurisdictions in which we operate or own property and state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income.
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
United Kingdom
For a discussion of the impact of regulations in the United Kingdom, refer to Item 1A. “Risk Factors — Risks Related to our Financing Strategy- “We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.”
France
Participation in Organismes de placement collectif immobilier
We hold participations in Organismes de placement collectif immobilier, or OPCIs, each of which takes the form of a Société de Placement à Prépondérance Immobilière à Capital Variable, or SPPICAV. These SPPICAVs and their management company, Swiss Life Reim (France), are authorized and supervised by the French Autorité des Marchés Financiers.
Commercial Lease Regulation
The contractual conditions applying to commercial lease periods, renewal, rent and rent indexation are heavily regulated. The minimum duration of commercial leases is nine years. We cannot terminate the lease before such period has expired, except in very specific cases (such as reconstructing or elevating an existing building or converting an existing building into a residential building (immeuble à usage principal d’habitation) through reconstruction, renovation or rehabilitation thereof). The tenant, on the other hand, has the power to terminate the lease at the end of every three-year period, subject to a six-month prior notice requirement. However, leases of premises to be used exclusively as office spaces may contain provisions restricting or excluding, such power of the tenant to terminate the lease.
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
The legal allocation of charges (rental expenses, related costs and taxes) between us and the tenant can be contractually determined. However, Articles L. 145-40-2 and R. 145-35 of the French Code de commerce, make it mandatory for the property owner in leases entered into or renewed, on or after November 5, 2014 to incur expenditures for major repairs, in particular those related dilapidated premises and those required to meet changing regulation.
Bankruptcy Law
In France, a safeguard proceeding (sauvegarde), judicial restructuring (redressement judiciaire) or judicial liquidation (liquidation judiciaire) procedure commencement order involving an insolvent tenant does not lead to the automatic termination of the lease. In such cases, we will not be able to get paid directly by the tenant and any due and unpaid rent as of the date of the commencement order will be subject to the rules applicable to the insolvency proceeding, which may have a substantial negative impact on our ability to be paid. Furthermore, the tenant, or the insolvency court-appointed receiver (administrateur judiciaire or liquidateur judiciaire) acting on behalf of the tenant, will have the choice to continue or terminate any unexpired lease. If the tenant chooses to continue an unexpired lease, but still fails to pay rent in connection with the occupancy after the issue of the commencement order, we cannot legally request the termination of the lease before the end of a three-month period from the date of issue of the commencement order.
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
We will, in general, remain as an emerging growth company for up to five full fiscal years including December 31, 2015. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1.07 billion in annual revenue in a fiscal year;

•	issue more than $1 billion of non-convertible debt during the preceding three-year period; or

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
Our internet address is www.nrecorp.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, financial supplements, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. We also post corporate presentations on our website from time-to-time. Our website further contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code. All of our reports, proxy and information statements filed with the SEC can also be obtained at the SEC’s website at www.sec.gov.

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
As of December 31, 2018 we had $0.7 billion of borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

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
The failure of any bank in which we deposit our funds or severe disruption in the financial markets could cause us to incur losses, reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in multiple banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, limited amounts per depositor per insured bank are generally insured. At December 31, 2018, we had $444.5 million of cash and cash equivalents and restricted cash deposited transaction accounts at certain financial institutions exceeding these insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest. We further hold a portion of our cash in money market funds or bank money market accounts which are not insured. A severe decline in the financial markets could result in a loss on value of some or all of these holdings. In addition, during times of severe economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market funds if such event occurs. In each case, a disruption affecting the money markets where certain of our cash is held could cause us to incur losses, reduce the amount of cash we have available to pay distributions and make additional investments.
Continuing concerns regarding European debt, market perceptions concerning the instability and suitability of the Euro as a single currency, volatility and price movements in the rate of exchange between the U.S. dollar and the Euro could adversely affect our business, results of operations and financings.
Concerns persist regarding the debt burden of certain Euro Area countries and their potential inability to meet their future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances in individual Euro Area countries, Brexit and volatility in the value of the Euro. These concerns could lead to the re-introduction of individual currencies in one or more Euro Area countries, or, in more extreme circumstances, the possible dissolution of the Euro currency entirely. Should the Euro dissolve entirely, the legal and contractual consequences for holders of Euro-denominated obligations would be uncertain. Such uncertainty would extend to, among other factors, whether obligations previously expressed to be owed and payable in Euros would be re-denominated in a new currency (with considerable uncertainty over the conversion rates), what laws would govern and which country’s courts would have jurisdiction. These potential developments, or market perceptions concerning these and related issues, could materially adversely affect the value of our Euro-denominated investments and obligations.
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
In a June 2016 referendum, the United Kingdom voted to leave the EU. On March 29, 2017, the United Kingdom formally notified the European Council of its intention to leave the EU. Under Article 50(3) of the Treaty on the European Union (Article 50), the EU Treaties will cease to apply to the United Kingdom from the earlier of (i) the date of effectiveness of any withdrawal agreement between the European Union and the United Kingdom or (ii) two years after the notification of its intention to leave under Article 50, unless the European Council, in agreement with the United Kingdom, unanimously decides to extend this period or the United Kingdom revokes its Article 50 notice. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. On November 25, 2018, the EU and the U.K. government agreed to the terms of a withdrawal agreement that must be ratified by the U.K. and European parliaments ahead of the U.K.’s withdrawal on March 29, 2019. Failure to obtain parliamentary approval of an agreed withdrawal agreement would, absent a revocation of the United Kingdom’s notification to withdraw or some other delay, mean that the United Kingdom would leave the European Union on March 29, 2019, likely with no agreement (a so-called “hard Brexit”). Current discussions between the United Kingdom and the European Union may result in any number of outcomes including an extension or delay of the United Kingdom’s withdrawal from the European Union. The consequences for the economies of the European Union member states as a result of the United Kingdom’s withdrawal from the European Union are unknown and unpredictable, especially in the case of a hard Brexit. On January 15, 2019, the U.K. parliament rejected the withdrawal agreement. The implications of this rejection for Brexit are uncertain. The full impact of the Brexit vote depends on the terms of the U.K.’s withdrawal from the EU which have not yet been finalized. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. Strengthening of the U.S. dollar relative to the U.K. Pound Sterling may adversely affect our results of operations, in a number of ways, including:

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

The U.K.’s withdrawal from the EU could result in a regional economic, political and legal instability, which could depress the demand for European commercial real estate. The U.K. also could lose access to the European Economic Area single market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the U.K. and other countries, which would negatively impact the demand for, and the value of, our properties located in the U.K. Additionally, we may face new regulations in the U.K. Compliance with any such regulations could be costly, negatively impacting our business, results of operations and financial condition. Further, the U.K.’s withdrawal from the EU could include changes to the U.K.’s border and immigration policy, which could negatively impact our Manager’s ability in the U.K. to recruit and retain employees to work in its U.K. based offices.
Risks Related to Our Manager
Our ability to achieve our investment objectives and to pay distributions to our stockholders depends in substantial part upon the performance of our Manager.
We rely upon our Manager to manage our day-to-day operations and our investments. Our ability to achieve our investment objectives and grow our business is dependent upon the performance of our Manager in the acquisition or disposition of investments, the determination of financing arrangements and the management of our investments and operation of our day-to-day activities under the supervision of, and subject to the policies and guidelines established by, our board of directors. As a result of our recent Amendment with our Manager to terminate our Amended and Restated Management Agreement, upon the consummation of a change of control of NorthStar Europe or in connection with an internalization of management, our Manager may be less incentivized to perform services obligated under the Amended and Restated Management Agreement, which could adversely affect our Manager’s performance during the remainder of the term. If our Manager performs poorly and as a result fails to manage our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

Any adverse changes in our Manager’s stock price, financial health, the public perception of our Manager or our relationship with our Manager could hinder our operating performance and adversely affect our financial condition and results of operations.
Because our Manager is a publicly-traded company, any negative reaction by the stock market reflected in the price of its securities or deterioration in the financial health or public perception of our Manager or any of its officers could result in an adverse effect on its ability to manage our portfolio, including acquiring or disposing of assets and obtaining financing from third parties on favorable terms or at all. Our Manager depends upon the management and other fees and reimbursement of costs that it receives from us and our Manager’s other managed companies in connection with the acquisition, management and sale of properties to conduct its operations. Any adverse changes in the financial condition of our Manager or our relationship with our Manager could hinder our Manager’s ability to successfully support our business, which could have a material adverse effect on our financial condition and results of operations.
Failure of our Manager to effectively perform its obligations to us, including under the management agreement, could have an adverse effect on our business and performance.
We have engaged our Manager to provide asset management and other services to us pursuant to a management agreement. Our ability to achieve our investment and business objectives and to make distributions to our stockholders depends in substantial part upon the performance of our Manager and its ability to provide us with asset management and other services. We are also dependent on other third party service providers to whom our Manager has delegated various responsibilities or engaged on our behalf. If for any reason our Manager or any other service provider is unable to perform such services at the level we require, our ability to terminate our Management Agreement earlier than the agreed termination date is limited. For example, even if we were able to terminate our management agreement with our Manager before the agreed termination date, alternate service providers may not be readily available on acceptable terms or at all and any internalization of these functions would take time to complete, which could adversely affect our performance and materially harm our ability to execute our business plan.
Our ability to terminate our management agreement with our Manager is limited and we may be required to pay our Manager a substantial termination fee in connection with a termination.
Pursuant to the terms of our Amendment, we will terminate upon the earlier of (i) the closing of an NRE Change of Control (as defined in the Asset Management Agreement) and (ii) the completion of an internalization of the management of our company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter. Prior to this termination date the Management Agreement is only terminable by us for cause and we are unable to terminate our management agreement for any other reason, including if our Manager performs poorly or is unable to manage our company successfully. The term “cause” is limited to specific circumstances set forth in the management agreement. Termination for unsatisfactory financial performance does not constitute “cause” under our management agreement.

Our limited termination rights under the management agreement increases our risk that our Manager may not perform well and our business could suffer. This risk is heightened due to the near term termination date as agreed with our Manager. If our Manager’s performance as our Manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement at such time, the market price of our common stock could be adversely affected. For additional information relating to the terms of the management agreement please refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data”.
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
The provisions of our original management agreement entered into at the time of the Spin-off were not determined on an arm’s length basis. As a result, the provisions of such agreement, including the amount of the management fees, were determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may have been in excess of amounts that we would otherwise have paid to third parties for such services. Although our Amended and Restated Management Agreement and the Amendment thereto were negotiated and approved by an independent, special committee of our board of directors and in consultation with financial advisors, it is possible that we would have been able to negotiate more favorable management agreement terms with an unaffiliated third party if we were not already subject to the original management agreement.
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
In addition, our Manager may have additional managed companies or strategic vehicles that may compete directly with us for investment opportunities in the future. We adopted an investment allocation policy with our Manager that is intended to ensure that investments are allocated fairly and appropriately among us, our Manager, and our Manager’s other managed companies or strategic vehicles over time, but there is no assurance that our Manager will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Manager may consider include, among other factors, the following:

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
There is a risk of investor influence over our company that may be adverse to our best interests and those of our other stockholders.
Our Manager owned approximately 11.3% of the shares of our common stock, as of December 31, 2018. Pursuant to and subject to the terms of an ownership waiver and voting agreement that we provided our Manager at the time we entered into our amended and restated management agreement, we granted our Manager an ownership waiver allowing it to purchase up to 45% of the shares of our common stock; provided that to the extent our Manager owns more than 25% of our common stock (such shares owned by our Manager in excess of the 25% threshold, the “Excess Shares”), it will vote the Excess Shares in the same proportion that the remaining shares of the Company not owned by our Manager or its affiliates are voted. Moreover, so long as our Management Agreement is in effect, our Manager has the right to nominate one director to our Board.
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
To the extent that our Manager owns a substantial portion of our outstanding shares, it would be able to exert significant influence over us, including:

•	the composition of our Board (in addition to its existing rights to nominate a director under the terms of our management agreement);

•	direction and policies, including the appointment and removal of officers;

•	the determination of incentive compensation, which may affect our ability to retain key professionals of our Manager who provide services to the Company;

•	any determinations with respect to change of control of our company, including mergers, takeovers or other business combinations involving the Company;

•	our acquisition or disposition of assets;

•	our financing decisions and our capital raising activities;

•	the payment of dividends;

•	conduct in regulatory and legal proceedings; and

•	amendments to our charter and bylaws.
Our Manager’s professionals who perform services for us face competing demands relating to their time and conflicts of interests relating to performing services on our behalf, which may cause our operations to suffer.
We rely on our Manager’s professionals to perform services related to the operation of our business. Our Manager professionals performing services for us may also perform services for our Manager’s other managed companies or strategic vehicles. As a result of their interests in our Manager, other managed companies and the fact that they may engage in other business activities on behalf of others, these individuals may face conflicts of interest in allocating their time among us, our Manager and other managed companies or strategic vehicles and other business activities in which they are involved. In addition, certain management personnel performing services on behalf of our Manager own equity interests in our Manager or other managed companies or strategic vehicles and our Manager may grant additional equity interests in our Manager or other managed companies, or strategic vehicles to such persons in connection with their continued services. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders or to maintain or increase the value of our portfolio.
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
Our executive officers are employees of our Manager and provide services to us solely in such capacity pursuant to our Manager’s obligations to us under the management agreement. We do not have employment agreements with any of our executive officers; however we are required, in certain instances, pursuant to the terms of our Management Agreement with our Manager, to reimburse our Manager for up to 50% of any severance payments paid to Mr. Nia. If the management agreement with our Manager were to be terminated, we could lose the services of all our executive officers and our Manager investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Manager, such individual may also no longer serve as one of our executive officers. Our Manager is an independent contractor and controls the activities of its employees, including our executive officers. Our executive officers therefore owe duties to our Manager and its stockholders, which may from time-to-time conflict with the duties they owe to us and our stockholders. In addition, our executive officers may also own equity in our Manager or its other managed companies, or strategic vehicles. As a result, the loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities.
Both our board of directors and our Manager’s board of directors have adopted, and will likely in the future adopt, certain incentive plans to create incentives that will allow us and our Manager to retain and attract the services of key professionals. These incentive plans may be tied to the performance of our common stock or our Manager’s common stock and any decline in our stock price may result in us or our Manager being unable to motivate and retain our management and these other professionals. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require our Manager or us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
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
Our Manager manages our portfolio pursuant to investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager unless required by our investment guidelines.
Our Manager is authorized to follow investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our investment portfolio but does not, and is not required to review all of our proposed investments, except in circumstances as set forth in our investment guidelines. Our board of directors may also make modifications to our investment guidelines from time to time as it deems appropriate. In addition, in conducting periodic reviews or modifying our investment guidelines, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager on our behalf may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has flexibility within the parameters of our investment guidelines in determining the types and amounts of investments in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.
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
Approximately 90% of our in-place rental income was generated from office properties, which increases the likelihood that exposure to the risks inherent in the office sector will become more material to our business and results of operations.
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
All of our investments are located within Germany, the United Kingdom and France.
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
We may also enter into leases that are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for single tenant properties or our properties that are primarily leased to one tenant, such as certain of our French properties lease expirations may impact our ability to comply with financial covenants under our borrowings. As a result, we could be subject to a sudden and material change in value of our portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to comply with or obtain relief from our financial covenants under the borrowings related to, or cross-collateralized with, the properties that are subject to these leases.
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
We may be responsible under local law of certain jurisdictions in which we own property for unexpected capital improvements. In France, the legal distribution of charges between us and the tenant may be contractually set out. However, certain French law makes it mandatory for us, as owners of the real properties, for leases entered into or renewed on or after November 3, 2014, to incur expenditures for major repairs, in particular those related to the obsolescence of the properties and those required to meet changing regulations. French law may also force us to pay certain taxes. These expenditures, which cannot be contractually transferred to the tenant, could have a material adverse effect on our business if they exceed our expectations.
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
Furthermore, changes in the content, interpretation or enforcement of these laws and regulations could compromise some of the practices adopted by us in managing our property holdings and increase our costs for operating, maintaining and renovating our property holdings and adversely affect the valuation of such property holdings. In particular, in 2014, changes to French law amended many provisions applicable to commercial leases in France, and more specifically:

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
In Germany, fixed-term lease agreements with a term exceeding one year can be terminated by the tenant prior to their contractually agreed expiration date if the tenant complies with certain formal requirements. These include the requirement that there would be a document that contains all the material terms of the lease agreement, including all attachments and addenda and the signatures of all parties thereto. While the details of the applicable formal requirements are assessed differently by various German courts, most courts agree that such requirements are, in principle, strict. If any of our lease agreements would not satisfy the strict written form requirements, the respective lease agreement could be deemed to have been concluded for an indefinite term. Consequently, such lease agreement could be terminated one year after handover of the respective property to the tenant at the earliest, and at the beginning of a calendar quarter to the end of the following calendar quarter, which may result in a significantly shorter term of the lease. As a result, some of our tenants might attempt to invoke alleged non-compliance with these formal requirements in order to procure an early termination of their lease agreements or a renegotiation of the terms of such lease agreements to our disadvantage.
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
We may dispose of properties that no longer meet our strategic plans. If the proceeds of our dispositions are not what we expect, or if we cannot effectively and timely redeploy the proceeds from a disposal, there could be an adverse effect on our results of operations and our ability to make distributions to our stockholders.
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
Risks Related to Our Financing Strategy
Changes in the method pursuant to which the benchmark rates are calculated and their potential discontinuance could adversely impact our business operations and financial results.
Our floating-rate funding and certain interest rate hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the British pound sterling LIBOR (“GBP LIBOR”), EURIBOR (“Euro Interbank Offered Rate”), or U.S. dollar LIBOR (“USD LIBOR”). In the event any such benchmark rate or other referenced financial metric is significantly changed, replaced or discontinued, or ceases to be recognized as an acceptable market benchmark rate or financial metric, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instrument, and there may be significant work required to transition to any new benchmark rate or other financial metric.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of GBP LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  The Bank of England and FCA in 2015 established the Working Group on Sterling Risk-Free Reference Rates (the “RFRWG”) to develop alternative risk-free rates, and in April 2017, the RFRWG has identified the Sterling Overnight Index Average (“SONIA”) as its recommended alternative to GBP LIBOR for use in new British pound sterling credit facilities, derivatives and other financial instruments.
Similarly, in the United States, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York in 2014 convened the Alternative Reference Rates Committee (“ARRC”) in order to identify best practices for alternative reference rates, identify best practices for contract robustness, develop an adoption plan, and create an implementation plan with metrics of success and a timeline. In June 2017, the ARRC identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to USD LIBOR for use in certain new U.S. credit facilities, dollar derivatives and other financial instruments.
In the case of EURIBOR, the relevant regulatory authorities called for the development of alternative interest rate benchmarks in line with the requirements imposed by the EU Benchmark Regulation (“BMR”) and imposed the authorization deadline of January

1, 2020. Currently, the European Central Bank and the European Money Markets Institute are working on reforming EURIBOR as BMR-compliant Hybrid EURIBOR as well as developing a new risk-free rate - ESTER - which may replace EURIBOR altogether.
Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of benchmark rates, especially GBP LIBOR, EURIBOR, and/or USD LIBOR, significant uncertainties still remain.  Such uncertainties relate to, for example, whether the EURIBOR, GBP LIBOR, USD LIBOR and other similar benchmarks would continue to be viewed as acceptable market benchmark rates, what rate or rates may become accepted and endorsed by regulators as alternatives to GBP LIBOR, EURIBOR, and/or USD LIBOR, how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for GBP LIBOR, EURIBOR, and/or USD LIBOR-linked financial instruments.
The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including GBP LIBOR, EURIBOR, and/or USD LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions.  In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We use a variety of financing sources, including mortgage notes, credit facilities and other term borrowings, as well as preferred equity. For example, as of March 8, 2019, we had $0.7 billion of borrowings outstanding.
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
Our interest rate risk sensitive assets, liabilities and related derivatives are generally held for non-trading purposes. Based on our current portfolio, a hypothetical 100 basis point increase to the interest rate caps in the applicable benchmark (EURIBOR and GBP LIBOR) applied to our floating-rate liabilities and related derivatives would result in an increase in net interest expense of approximately $4.2 million.
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
As of December 31, 2018, our real estate portfolio had $0.7 billion of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to our stockholders and to repay all maturing borrowings. This may entitle secured creditors to exercise their rights under their credit documentation which may include an acceleration of their claims and a foreclosure of security. The rights of secured creditors will be jurisdiction specific, but in the United Kingdom, for example, this may include the appointment of a receiver pursuant to the Law of Property Act 1925 or under the terms of the security document who, in the latter case, will be entitled to take possession and control of the relevant secured properties subject to the mortgage and to exercise a power of sale of a property in order discharge the secured indebtedness. This creates a risk that the proceeds will be insufficient to provide us with any equity in those properties. Alternatively, certain secured creditors may have the right to appoint an administrator with respect to the property investments held by a company incorporated in the United Kingdom. An administrator is an officer of the court who will take possession, custody and control of the relevant company’s assets and undertakings and is able to exercise legislative powers that include a power of sale. The appointment of an administrator may similarly create a risk that the proceeds of realization of our assets in an administration will be insufficient to provide us with any equity in those properties or surplus proceeds.
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

The process undertaken by the Strategic Review Committee of our board of directors to review strategic alternatives, which may include a sale of the Company, could have an adverse impact on our business.
On November 7, 2018, we announced that the Strategic Review Committee of our board of directors has engaged financial and legal advisors to review strategic alternatives, including considering a potential sale of the Company. We have incurred and will continue to incur substantial expenses in connection with exploring these strategic initiatives, and the review process will be time consuming and may disrupt our business operations. In addition, the strategic review process has diverted management attention and resources from the operation of our business and may therefore result in an adverse effect on our business and operations, including exposing us to potential litigation in connection with this process or any resulting transaction. In addition, there can be no assurance that the exploration of the corporate strategic initiatives will result in the sale of the Company or any of the Company’s assets.
The termination payment that we are obligated to pay our Manager under the Amendment will reduce the proceeds to our stockholders in the event of a sale of the Company.
On November 7, 2018, we entered into the Amendment with our Manager providing for the termination of the Management Agreement upon a sale of the Company, or upon the internalization of the management of the Company. In connection with such termination, we will be obligated to make a termination payment to our Manager of $70 million, minus the amount of the incentive fees paid to the Manager under the Amendment (the “Termination Payment”). As a result, the amount of proceeds that stockholders would otherwise have received upon a sale of the Company will be reduced by the amount of the Termination Payment.
If we internalize our management rather than a sale of the Company, our ability to conduct our business may be adversely affected.
Under the terms of the Amendment, if there is no definitive agreement in place to sell the Company by April 30, 2019, we are obligated to begin the process of internalizing management of the Company. We currently rely on persons employed by our Manager and its affiliates to manage our day-to-day operations. If we were to effect an internalization of our management, we may not be able to retain all of the employees of our Manager that currently assist in the management of the Company and who are most familiar with our business and operations. We may also have difficulty integrating these management functions as a stand-alone entity and we may fail to properly obtain the appropriate mix of personnel and capital needed to operate as a stand-alone entity, which could adversely affect our business.
In addition, while we would no longer bear the costs of the various fees and expenses we are currently obligated to pay our Manager under the Amendment, if we internalize our management we would incur general and administrative costs, including legal, accounting, SEC reporting and compliance and other expenses related to corporate governance, as well compensation and benefits costs of our officers and other employees, and such costs and expenses may be higher than the amount we currently pay our Manager. Any such increases in costs and expenses, along with the Termination Payment we would be obligated to pay to our Manager, could result in decreases to our net income and CAD (as defined below).
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder’s overall return.
We may pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on a stockholder’s investment.
Failure of NorthStar Realty, a subsidiary of Colony Capital, to effectively perform its obligations to us could have an adverse effect on our business and performance.
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
All of our information technology functions and data are maintained on our Manager’s systems and therefore we are dependent on the effectiveness of our Manager’s information and cyber security policies, procedures and capabilities to protect its computer and telecommunications systems and our data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus, worm, or natural disaster or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. Such security incidents also could result in a violation of applicable U.S. and international privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. For example, the EU adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet new requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. Our reputation could also be adversely impacted if we fail, or are perceived to have failed, to properly respond to these incidents. Such failure to properly respond could also result in similar exposure to liability. In addition, our Manager is dependent on information technology systems provided by other parties upon which it does not have control thus the performance of such systems may be affected due to failures or other information security events originating at suppliers or vendors (so called “fourth party risk”). We and our Manager may not be able to effectively monitor or mitigate fourth-party risk.
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
We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items. We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, noncontrolling interests and the following items: depreciation and amortization items, including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; other gain (loss), net (excluding any realized gain (loss) on the settlement on foreign currency derivatives); gain on sales, net; impairment on depreciable property; extinguishment of debt; acquisition gains or losses; transaction costs; foreign currency gains (losses) related to sales; goodwill impairment following the sale of operating real estate and other intangible assets; the incentive fee relating to the Amended and Restated Management Agreement; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise.
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. NOI represents total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, gains on sales, net and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
CAD and NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as indicators of operating performance. In addition, our methodology for calculating CAD and NOI involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies. For example, our calculation of CAD per share will not take into account any potential dilution from any restricted stock units subject to performance metrics not yet achieved.
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
Our board of directors exclusively determines our indebtedness, capitalization, dividends, acquisitions of investments, and other major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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
If NorthStar Realty, a subsidiary of Colony Capital, failed to qualify as a REIT in its 2015 taxable year, we would be prevented from electing to qualify as a REIT.
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
We must also ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities, personal property leased in connection with the real property to the extent the rents attributable to such property are treated as “rents from real property,” and debt instruments issued by “publicly offered REITs” (i.e. REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% (25% for taxable years beginning on or before December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs. Lastly, no more than 25% of the value of our total securities can be represented by debt instruments of “publicly offered REITs” to the extent such debt instruments are not secured by real property or interests in real property.
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
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules governing the taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the Tax Cuts and Jobs Act eliminated or restricted various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to tax rules that do not affect REITs directly, but may affect our stockholders and may indirectly affect us.
While the changes in the Tax Cuts and Jobs Act generally are favorable with respect to REITs, the extensive changes to the non-REIT provisions of the Internal Revenue Code may have unanticipated impacts on us or our stockholders. The individual and collective impact of these changes on REITs and their stockholders remain uncertain in some respects and their full impact may not become evident for some period of time. Investors are urged to consult their tax advisors with respect to the Tax Cuts and Jobs Act and any other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
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
We may make taxable distributions that are payable in cash and our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. If we made a taxable distribution payable in cash and our common stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells our common stock that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the distribution, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in our common stock. If we made a taxable distribution payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common stock.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Beginning in 2018, under the Tax Cuts and Jobs Act, distributions paid by REITs generally benefit from a 20% deduction, resulting in a maximum federal income tax rate of 29.6%, rather than the preferential 20% rate applicable to qualified dividends. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate distributions, combined with reduced corporate tax rates provided by the Tax Cuts and Jobs Act, could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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
We are an “emerging growth company” as defined in the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and, like smaller reporting companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the Spin-off. We would cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur at the end of the fiscal year after: (i) we have filed at least one annual report; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.
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
Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any director, officer, manager, agent or employee of ours to us or our stockholders; (iii) any action asserting a claim against us or any director, officer, manager, agent or employee of ours arising pursuant to the MGCL, our charter or bylaws brought by or on behalf of a stockholder; or (iv) any action asserting a claim against us or any director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, manager or agents, which may discourage lawsuits against us and our directors, officers, manager or agents.

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
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On March 8, 2019, the closing sales price for our common stock, as reported on the NYSE, was $17.87. As of March 8, 2019, there were 3,117 record holders of our common stock and 49,807,566 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
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
None.
Purchases of Equity Securities by the Issuer
None.
Purchases of Equity Securities by Affiliated Purchasers
None.
Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical consolidated information presented for the five years ended December 31, 2018 relates to our operations and has been derived from our audited consolidated statements of operations included in this Annual Report on Form 10-K or our Registration Statement on Form S-11/A (SEC No. 333-205440) filed with the SEC on October 9, 2015.

•	The consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 represent our results of operations following the Spin-off.

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

•
The consolidated financial statements for the period from January 1, 2014 to September 15, 2014 represents (i) results of operations of activity related to the ownership period of a third party prior to acquisition of our first investment on September 15, 2014, or the Prior Owner Period; and (ii) an allocation of costs related to the launch of the European Real Estate Business. The consolidated financial statements for the period from September 16, 2014 to December 31, 2014 represents: (i) our results of operations of the European Real Estate Business as if the transferred business was the business for the periods in which common control was present; and (ii) an allocation of costs related to us.

	NorthStar Europe Period					Prior Owner Period
	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	September 16 to December 31,	January 1 to September 15,
	2018	2017	2016	2015	2014	2014
	(Dollars in thousands, except per share and dividend data)
Operating Data:
Rental income	$97,559	$105,349	$124,321	$101,023	$1,740	$4,455
Escalation income(1)	20,193	21,625	25,173	18,822	982	2,707
Total expenses	150,909	171,905	226,166	258,002	35,332	13,569
Gain on sales, net(1)	241,325	23,393	34,552	6,259	—	—
Net income (loss)	208,830	(30,333)	(62,502)	(144,143)	(33,906)	(3,007)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	207,410	(31,125)	(61,753)	(143,136)	(33,630)	(3,007)
Per Share Data:
Earnings (loss) per share:
Basic	$4.01	$(0.57)	$(1.07)	$(2.30)	$(0.53)	$(0.05)
Diluted	$3.91	$(0.57)	$(1.07)	$(2.30)	$(0.53)	$(0.05)
Dividends per common share	$0.60	$0.60	$0.60	$0.30	N/A	N/A
_____________________________

(1)
For the year ended December 31, 2015 Annual Report on Form 10-K, we combined the line items rental income and escalation income into one line item called rental and escalation income on the consolidated statement of operations. Further for the years ended December 31, 2015, 2016 and 2017, realized gain (loss) on sales and other and realized gain (loss) on investments and other were renamed to gain on sales, net and included the gain (loss) on net cash on derivatives which has been reclassified out into other gain (loss).

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$438,931	$64,665	$66,308	$283,844	$2,100
Operating real estate, net	780,622	1,511,534	1,550,847	2,085,157	54,896
Total assets	1,425,499	1,940,917	1,845,392	2,683,050	160,271
Mortgage and other notes payable, net	682,912	1,223,443	1,149,119	1,758,408	75,910
Total liabilities	747,396	1,314,580	1,243,875	1,885,739	80,197
Redeemable noncontrolling interest	—	1,992	1,610	1,569	—
Total equity	678,103	624,345	599,907	795,742	80,074

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II. Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I. Item 1A “Risk Factors” of this report. References to “NorthStar Europe”, “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to NorthStar Asset Management Group Inc., or NSAM, for the period prior to the Mergers and Colony Capital, Inc., formerly known as Colony NorthStar, Inc. before June 25, 2018, for the period subsequent to the Mergers.
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
Outlook and Recent Trends
Economic growth in Europe moderated during 2018, with Gross Domestic Product, or GDP, growing by 1.8%1 and 1.9%1 in the Eurozone and the European Union, or EU, respectively. This compares to 2.4%2 in 2017. The slowdown was attributed to a combination of external and domestic factors. External factors included geopolitical uncertainty and a generally weaker global trade environment. Specific domestic factors, including weaker domestic demand, disruption to the car manufacturing industry (particularly in Germany), elevated borrowing costs in Italy and ongoing uncertainty surrounding Brexit also contributed to the slowdown during the second half of 2018.
Despite these headwinds, the foundations of the European economy remains stable with favorable financing conditions and labor market dynamics set to continue providing underlying support to economic growth. Unemployment in the Eurozone reached 7.8%2 in January 2019, down from 8.6%2 a year earlier and the lowest level recorded since October 2008.
Citing geopolitical uncertainty, the ECB sharply reduced its 2019 GDP forecast for the Eurozone from 1.7%3 to 1.1%4. Eurozone inflation dropped to 1.4%5 in January 2019 with the ECB expecting it to remain below 1.5% through 2020. In December 2018, the European Central Bank, or ECB, announced plans to end its asset purchase program. In March 2019, in response to weakening economic indicators in the region, the ECB announced its intention to maintain interest rates at zero percent at least until the end of 2019, and beyond if deemed necessary to ensure the continued and sustained convergence of inflation to levels close to 2% in the medium term. Prior to this announcement the expectation was that the ECB would begin hiking rates during the summer of 2019. The ECB also introduced a new monetary stimulus package, aimed at encouraging banks to provide credit to consumers and businesses.
Following a prolonged period of heightened uncertainty associated with Brexit, the U.K. economy recorded a mere 0.2%6 growth during the fourth quarter or 1.4%6 for the full year 2018. Business sentiment and consumer spending both appeared to be negatively impacted by the uncertainty. The U.K. Pound Sterling remained volatile, reacting to the market’s interpretation of real time developments in the Brexit negotiations. The EC forecasts the U.K. economy to grow by 1.3%7 in both 2019 and 2020. On August 2, 2018, the Bank of England, or BOE, raised the U.K. base interest rate from 0.5% to 0.75%, its highest level since 2009. Inflation fell from its peak of 3.1%7 in November 2017 to 1.8%5 in January 2019, easing the pressure on the BOE to further increase interest rates at a potentially vulnerable time for the U.K. economy.
Total European commercial real estate investment volume stood at €94 billion8 in the fourth quarter of 2018 and €312 billion8 for the full year 2018, in line with 2017 levels. Office remained the most sought after asset class, representing approximately 41%8 of total 2018 transaction volume. Prime property yields in most asset classes and markets were stable during the fourth quarter and continue to remain at a significant premium to European sovereign yields.
European office vacancy decreased by 10 bps to 6.3%9 in the fourth quarter, the lowest level since 2002. European office take-up decreased by 2%9 compared to 2017, the strongest annual result since 2007, although this was more reflective of limited available stock due to record-low vacancy rates as opposed to a lack of demand. Strong demand, active pre-letting and low levels of speculative completions continued to place upward pressure on rents during 2018 that grew by 5.5%9 year over year.
German real estate investment volume reached €77 billion8 in 2018 (€21 billion8 in the fourth quarter), 6% above 2017 and the second highest level recorded in over a decade. The office vacancy rate continued to decline reaching 3.7%10, 20 bps lower than the previous quarter and a level last seen in 2000. Limited availability of space and strong demand led to 4.2%10 and 6.8%10 increases in prime and average rents across the top 6 German cities, respectively.

Total U.K. investment volume reached £16 billion8 in the fourth quarter and £65 billion8 for the full year 2018, a 6% decrease compared to 2017. Central London office investment volume totaled £20 billion11 in 2018, (£5 billion11 in the fourth quarter) slightly below the 2017 level. Take-up in Central London during 2018 exceeded the levels achieved in both 2016 and 2017. Flexible workplace providers continued to account for a significant portion of take-up, equating to 31%12 of Central London leasing volume.
Driven by a number of large prime transactions completed during the year, French investment volume was €31 billion8 in 2018 (€13 billion8 in the fourth quarter), 6% above 2017. Paris accounted for approximately 40%13 of total investment volume. With a robust occupational market, the vacancy rate continued to fall to 5.1%14 in the greater Paris region and 1.4%8 in Paris CBD, creating positive pressure on rents, which on average increased by 3.3%14.
_____________________________
Note: The Eurozone includes 19 countries: Belgium, Germany, Estonia, Ireland, Greece, Spain, France, Italy, Cyprus, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Austria, Portugal, Slovenia, Slovakia and Finland.
The EU includes Belgium, Bulgaria, Czechia, Denmark, Germany, Estonia, Ireland, Greece, Spain, France, Croatia, Italy, Cyprus, Latvia, Lithuania, Luxembourg, Hungary, Malta, the Netherlands, Austria, Poland, Portugal, Romania, Slovenia, Slovakia, Finland, Sweden and the United Kingdom.

1.	Eurostat GDP news release, February 14, 2019.

2.	Eurostat Unemployment news release, March 1, 2019.

3.	ECB staff macroeconomic projections, December 13, 2018.

4.	ECB staff macroeconomic projections, March 7, 2019.

5.	Eurostat Inflation news release, February 22, 2019.

6.	Office for National Statistics GDP news release, February 11, 2019.

7.	European Commission European Economic Forecast Winter 2019.

8.	CBRE ERIX data as of December 31, 2018.

9.	JLL Office Property Clock Q4 2018.

10.	Savills Market in Minutes, Germany Office Markets Q4 2018.

11.	Cushman & Wakefield Central London Capital Markets Q4 2018.

12.	CBRE Central London Office Marketview Q4 2018.

13.	CBRE France Investment Q4 2018.

14.	CBRE Paris Region Office Q4 2018.

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
Recent Accounting Pronouncements
For recent accounting pronouncements that may potentially impact our business, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Results of Operations
Comparison of the Year Ended December 31, 2018 to December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Rental income	$97,559	$105,349	$(7,790)	(7)%
Escalation income	20,193	21,625	(1,432)	(7)%
Interest income	2,868	1,706	1,162	68%
Other income	1,348	1,243	105	8%
Total revenues	121,968	129,923	(7,955)	(6)%
Expenses
Properties - operating expenses	25,495	31,119	(5,624)	(18)%
Interest expense	21,943	25,844	(3,901)	(15)%
Transaction costs	10,302	6,117	4,185	68%
Impairment losses	828	—	828	100%
Goodwill impairment following the sale of operating real estate	8,061	—	8,061	100%
Management fee, related party	16,307	14,408	1,899	13%
Incentive Fee	5,445	—	5,445	100%
Other expenses	4,955	9,251	(4,296)	(46)%
General and administrative expenses	7,514	7,384	130	2%
Compensation expense	4,544	23,768	(19,224)	(81)%
Depreciation and amortization	45,515	54,014	(8,499)	(16)%
Total expenses	150,909	171,905	(20,996)	(12)%
Other income (loss)
Other gain (loss), net	1,339	(11,878)	13,217	(111)%
Extinguishment of debt	(4,221)	(2,011)	(2,210)	110%
Gain on sales, net	241,325	23,393	217,932	932%
Income (loss) before income tax benefit (expense)	209,502	(32,478)	241,980	(745)%
Income tax benefit (expense)	(672)	2,145	(2,817)	(131)%
Net income (loss)	$208,830	$(30,333)	$239,163	(788)%
Revenues
Rental Income
Rental income consists of rental revenue in our real estate equity segment. Rental income decreased $7.8 million, primarily due to the disposal of six properties during 2017 and the disposals of seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, offset by leasing activity such as the completion of the Deutsche Bundesbank lease in the Trianon Tower in the fourth quarter of 2017 and foreign currency movements.
Escalation Income
Escalation income consists of tenant recoveries in our real estate equity segment. Escalation income decreased $1.4 million due to the disposal of six properties during 2017 and the disposals of seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, offset by increased recoverability in connection with higher occupancy.
Interest Income
Interest income relates to our preferred equity investments originated in December 2018 and May 2017 in our preferred equity segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the year ended December 31, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise. Other income for the year ended December 31, 2017 predominantly relates to a one-time insurance refund relating to a repair in one of our French assets and other amounts received from vacating tenants for the demise of the premise.

Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $5.6 million due to the disposal of six properties during 2017 and the disposals of seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, and a reduction in non-recoverable operating costs in our real estate equity segment.
Interest Expense
Interest expense decreased $3.9 million due to the repayments of certain mortgage notes in connection with the disposal of six properties during 2017 and the disposals of seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, and the margin reduction associated with the refinancing of certain mortgage notes in our real estate equity segment in the second half of 2017 and in 2018.
Transaction Costs
Transaction costs for the year ended December 31, 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee which was established in 2017 and which continues to work to evaluate opportunities to enhance stockholder value in our corporate segment and who have engaged financial and legal advisors to review strategic alternatives, including considering a potential sale of the Company or internalization of services. Transaction costs for the year ended December 31, 2017 were primarily related to the Strategic Review Committee and costs associated with amending the management agreement in our corporate segment and transaction fees related to our preferred equity investment.
Impairment Losses
Impairment losses for the year ended December 31, 2018 were related to the impairment of two of our non-core held-for-sale assets in our real estate equity segment, which we agreed to sell for less than the carrying value but above the year end independent valuation.
Goodwill impairment following the sale of operating real estate
Goodwill impairment following the sale of operating real estate for the year ended December 31, 2018 was related to the write-off of the goodwill balance following to the sale of the Trianon portfolio associated with the original acquisition of the Trianon Tower.
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the base management fee to be calculated as a percentage of reported EPRA NAV (refer to “Related Party Arrangements” below for more information).
Incentive Fee
Incentive fee relates to the incentive fee incurred to our Manager in our corporate segment. Effective as of January 1, 2018, we entered into a new management agreement which restructured the incentive fee to be calculated based on our total stockholder’s return (refer to “Related Party Arrangements” below for more information). The incentive fee paid will be deducted from the Termination fee (as described below in “Related Party Arrangements).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $4.3 million is due to the internalization of certain third-party accounting, tax and asset management services in 2018.
General and Administrative Expenses
General and administrative expenses include external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses increased $0.1 million due to the Internalized Service Cost (refer to “Related Party Arrangements” below for more information) allocated to us from our Manager offset by lower audit and other corporate expenses in 2018.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and market-based awards in our corporate segment. The decrease for the year ended December 31, 2018, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers, which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data” for further information.

Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of six properties during 2017 and the disposals of seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, in our real estate equity segment.
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
The following table presents a summary of other gain (loss), net for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value(1)
Interest rate caps	$(4,491)	$—	$(4,491)	$(2,726)	$—	$(2,726)
Foreign currency forwards	—	9,505	9,505	—	(10,340)	(10,340)
Subtotal	(4,491)	9,505	5,014	(2,726)	(10,340)	(13,066)
Net cash (payments) receipts on derivatives	—	(4,784)	(4,784)	—	979	979
Foreign currency translations	349	760	1,109	22	187	209
Total other gain (loss), net	$(4,142)	$5,481	$1,339	$(2,704)	$(9,174)	$(11,878)
_____________________________

(1)	Net of the settlement of interest caps in connection with the sale of the Trianon Tower and the settlement of other foreign currency forwards settled during 2018.
Extinguishment of Debt
Extinguishment of debt increased significantly due to prepayment penalties and write-off of deferred financing costs associated with the disposal of the Maastoren property in April 2018 and Trianon Tower in December 2018 in our real estate equity segment.
Gain on Sales, net
Gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to gain on sales, net, in our real estate segment. Gain on sale, net for the year ended December 31, 2018 relates to a $217.8 million gain on the sale of operating real estate, the release of CTA of $18.5 million and $5.0 million relating to receipts of escrow arrangement and other gains, net of sale costs. Gain on sale, net for the year ended December 31, 2017 relates to a $23.1 million gain on the sale of operating real estate and $1.7 million relating to receipts of escrow arrangement and other gains, net of sale costs offset by the release of CTA of $1.4 million.
Income Tax Benefit (Expense)
The income tax expense for the year ended December 31, 2018 reflects a net expense of $0.7 million related to our real estate equity segment. The income tax expense for the year ended December 31, 2017 reflects a net benefit of $2.1 million related to our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the real estate equity segment which comprises 18 properties (205,884 square meters) adjusted for currency movement and properties that were acquired or sold at any time during the years ended December 31, 2018 and 2017 (dollars in thousands):

	Same Store(4)
	Year Ended December 31,(1)		Increase (Decrease)
	2018	2017	Amount	%
Total Occupancy (end of period)	95%	81%
Office Occupancy (end of period)	94%	96%
Same store
Rental income(2)	$59,020	$58,698	$322
Escalation income	10,938	10,064	874
Other income	960	734	226
Total revenues	70,918	69,496	1,422	2.0%
Utilities	2,490	2,589	(99)
Real estate taxes and insurance	3,298	3,554	(256)
Management fees	1,080	888	192
Repairs and maintenance	4,274	4,566	(292)
Other(2)(3)	1,435	3,105	(1,670)
Properties - operating expenses	12,577	14,702	(2,125)	(14.5)%
Same store net operating income	$58,341	$54,794	$3,547	6.5%
_____________________________

(1)	Year ended December 31, 2017 is translated using the average exchange rate for the year ended December 31, 2018.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable VAT, bad debt expense, ground rent, administrative costs and other non-reimbursable expenses.

(4)
We believe same store net operating income, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a year-over-year comparison. Same store net operating income is presented for the same store portfolio, which reflects all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer below for a reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Same Store Revenue
Same store rental income increased driven primarily due to new leasing activity and indexation uplifts partially offset by temporary vacancies in Uhlandstrasse and Dammtorwall. Same store escalation income increased due the increased recoverability of operating expenses due to leasing.
Same Store Expense
Same store properties - operating expenses decreased due to timing of certain non-recoverable operating expenses such as non-recoverable VAT and the 2017 write-off of straight-line rent related to an early tenant termination at Portman Square in connection with the expansion of Invesco’s occupancy and related lease extension.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Same Store Reconciliation
	Year Ended December 31,
	2018	2017
Net income (loss)	$208,830	$(30,333)
Corporate segment net (income) loss(1)	32,710	60,658
Impairment loss	828	—
(Gain) on sales, net	(241,325)	(23,393)
Other (income) loss(2)	96,232	92,538
Net operating income	97,275	99,470
Sale of real estate investments and other(3)	(36,066)	(42,970)
Interest income(4)	(2,868)	(1,706)
Same store net operating income	$58,341	$54,794
_____________________________

(1)
Includes management fees, incentive fee, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs offset by the net gain on foreign currency derivatives.

(2)	Includes depreciation and amortization expense, loss on interest rate caps, and other expenses in the real estate equity segment.

(3)
Primarily reflects the impact of net operating income of sold assets and the foreign currency effect relating to the translation of the December 31, 2017 balances to the December 31, 2018 exchange rate.

(4)	Reflects interest income earned on the preferred equity in the preferred equity segment.
Comparison of the Year Ended December 31, 2017 to December 31, 2016 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Rental income	$105,349	$124,321	$(18,972)	(15)%
Escalation income	21,625	25,173	(3,548)	(14)%
Interest income	1,706	—	1,706	100%
Other income	1,243	1,721	(478)	(28)%
Total revenues	129,923	151,215	(21,292)	(14)%
Expenses
Properties - operating expenses	31,119	35,892	(4,773)	(13)%
Interest expense	25,844	41,439	(15,595)	(38)%
Transaction costs	6,117	2,610	3,507	134%
Impairment losses	—	27,468	(27,468)	(100)%
Management fee, related party	14,408	14,068	340	2%
Other expenses	9,251	12,376	(3,125)	(25)%
General and administrative expenses	7,384	8,077	(693)	(9)%
Compensation expense	23,768	19,257	4,511	23%
Depreciation and amortization	54,014	64,979	(10,965)	(17)%
Total expenses	171,905	226,166	(54,261)	(24)%
Other income (loss)
Other gain (loss), net	(11,878)	(12,044)	166	(1)%
Extinguishment of debt	(2,011)	(7,317)	5,306	(73)%
Gain on sales, net	23,393	34,552	(11,159)	(32)%
Income (loss) before income tax benefit (expense)	(32,478)	(59,760)	27,282	(46)%
Income tax benefit (expense)	2,145	(2,742)	4,887	(178)%
Net income (loss)	$(30,333)	$(62,502)	$32,169	(51)%

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
Other Income
Other income is principally related to lease surrender premiums, insurance refunds and termination fees in our real estate equity segment. Other income for the year ended December 31, 2017 predominantly relates to a one-time insurance refund relating to a repair in one of our French assets and other amounts received from vacating tenants for the demise of the premise. Other income for the year ended December 31, 2016 represents early termination of two tenants whose spaces were subsequently re-let.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $4.8 million due to the disposal of 24 properties during 2017 and 2016 partially offset by a straight-line rent write-off in 2017 related to an early tenant termination at Portman Square in connection with the Invesco expansion. There is a corresponding decrease in escalation income and a majority of these costs are recovered from our tenants.
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
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and market-based awards in our corporate segment. The increase for the year ended December 31, 2017, is mainly due to the acceleration of a material portion of our time-based equity awards due to the Mergers which occurred in the first quarter of 2017. Refer to Note 7 “Compensation Expense” and Note 8 “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data” for further information.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposal of 24 properties during 2017 and 2016 in our real estate equity segment partially, offset by the write-off of intangibles due to lease terminations in the third quarter 2017.
Other Income (Loss)
Other Gain (Loss), Net
Other gain (loss), net is primarily related to the derivative instruments. The gain on the non-cash change in fair value related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening of the Euro against the U.S. dollar. The loss on the non-cash change in fair value related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2017 compared to 2018.
The following table presents a summary of other gain (loss), net for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(2,726)	$—	$(2,726)	$(14,936)	$—	$(14,936)
Foreign currency forwards	—	(10,340)	(10,340)	—	4,653	4,653
Subtotal	(2,726)	(10,340)	(13,066)	(14,936)	4,653	(10,283)
Net cash (payments) receipts on derivatives	—	979	979	—	(787)	(787)
Foreign currency translations	22	187	209	(104)	(870)	(974)
Total other gain (loss), net	$(2,704)	$(9,174)	$(11,878)	$(15,040)	$2,996	$(12,044)
Extinguishment of Debt
Extinguishment of debt decreased significantly due to the write-off of deferred financing costs relating to the sale of 18 properties in 2016 compared to 6 properties in 2017, in our real estate equity segment.
Gain on Sales, net
Gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of CTA, from a component of accumulated OCI, to gain on sales, net, in our real estate segment. Gain on sale, net for the year ended December 31, 2017 relates to a $23.1 million gain on the sale of operating real estate and $1.7 million relating to other adjustments offset by the release of CTA of $1.4 million. Gain on sale, net for the year ended December 31, 2016 relates to a $20.7 million gain on the sale of operating real estate, the release of CTA of $17.7 million offset by $3.8 million relating to other sale costs.
Income Tax Benefit (Expense)
The income tax expense for the year ended December 31, 2017 represents a net benefit of $2.1 million related to our real estate equity segment. The income tax expense for the year ended December 31, 2016 represents a net expense of $2.7 million primarily related to the capital gain on the sale of real estate investments in our real estate equity segment.
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
In November 2015, our Board authorized the repurchase of up to $100 million of our outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized a second repurchase of up to $100 million of our outstanding common stock through November 2017. In March 2018, our board of directors authorized a third repurchase of up to $100 million of our outstanding common stock. The authorization expires in March 2019, unless otherwise extended by our board of directors. Under the first authorization from November 2015, we repurchased 9.3 million shares of our common stock for approximately $100.0 million. Under the second authorization from November 2016, we did not repurchase any common stock. Under the third authorization from March 2018 through December 31, 2018, we repurchased 6.1 million shares of our common stock for approximately $83.4 million. We did not repurchase any shares subsequent to December 31, 2018.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
In May 2018, we entered into a second amended and restated loan agreement on the loan related to the Trias Germany portfolio, with a principal balance of $87 million, which reduced the margin from 1.55% to 1.00%, extended the maturity date of the loan from December 2020 to June 2025 and eliminated certain covenants limited to portfolio concentration and required capital expenditures.

In August 2018, we amended and restated the loan agreement related to the Trias France portfolio, increasing the principal balance to $76 million, reducing the blended margin from 1.85% per annum to 1.65% per annum and extending the maturity by two years from April 8, 2020 to April 8, 2022.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. As of March 8, 2019, total liquidity was $500 million, comprised of $430 million of unrestricted cash and $70 million of availability under our Credit Facility.
Cash Flows
The following presents a summary of our activity for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Cash flow provided by (used in):	2018	2017	2016
Operating activities	$34,135	$21,973	$30,847
Investing activities	949,138	85,471	379,594
Financing activities	(607,718)	(120,550)	(630,069)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(2,614)	8,138	(8,537)
Net increase (decrease) in cash and cash equivalents and restricted cash	$372,941	$(4,968)	$(228,165)
Year Ended December 31, 2018 Compared to December 31, 2017
Net cash provided by operating activities was $34.1 million for the year ended December 31, 2018 compared to $22.0 million for the year ended December 31, 2017. The increase was primarily due to a decrease in the change in operating assets and liabilities due to the timing of payments and collection of receivables.
Net cash provided by investing activities was $949.1 million for the year ended December 31, 2018 compared to $85.5 million for the year ended December 31, 2017. Cash flow provided by investing activities for the year ended December 31, 2018 was primarily due to proceeds from the sale of real estate $972.0 million offset by and improvements of our operating real estate $15.3 million, the origination of our preferred equity investment $5.7 million and net cash paid from the settlement of foreign currency forwards of $4.8 million. Cash flow provided by the year ended December 31, 2017 was primarily due to proceeds from the sale of real estate $141.4 million offset by the origination of our preferred equity investment $35.3 million, improvements of our operating real estate $17.7 million and leasing costs of $3.7 million.
Net cash used in financing activities was $607.7 million for the year ended December 31, 2018 compared to $120.6 million for the year ended December 31, 2017. Cash flow used in financing activities for the year ended December 31, 2018 was primarily due to repayment of mortgage notes and other notes payable of $515.0 million, retirement of shares of common stock of $83.4 million and dividend payments of $31.2 million offset by borrowings of mortgage notes of $23.6 million and net cash received from the settlement interest rate caps of $3.3 million. Net cash flow used in financing activities for the year ended December 31, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayment of mortgage notes and other notes payable of $77.8 million and dividend payments of $33.5 million offset $5.6 million from the borrowing from mortgage and other notes payable.
Year Ended December 31, 2017 Compared to December 31, 2016
Net cash provided by operating activities was $22.0 million for the year ended December 31, 2017 compared to $30.8 million for the year ended December 31, 2016. The decrease was primarily due to the disposal of 24 properties in 2017 and 2016 and an increase in the change in operating assets and liabilities due to the timing of payments and collection of receivable.
Net cash provided by investing activities was $85.5 million for the year ended December 31, 2017 compared to $379.6 million for the year ended December 31, 2016. Cash flow provided by investing activities for the year ended December 31, 2017 was primarily due to proceeds from the sale of real estate of $141.4 million, offset by the origination of our preferred equity investment of $35.3 million, improvements of our operating real estate $17.7 million and leasing costs of $3.7 million. Cash flow provided by the year ended December 31, 2016 was primarily due to proceeds from the sale of operating real estate $395.2 million offset by improvements of our operating real estate of $10.4 million.
Net cash used in financing activities was $120.6 million for the year ended December 31, 2017 compared to $630.1 million for the year ended December 31, 2016. Cash flow used in financing activities for the year ended December 31, 2017 was primarily due to the net cash payment on tax withholding of $11.0 million, repayments of mortgage notes and other notes payable of $77.8 million, dividend payments of $33.5 million, offset by borrowings from mortgage note and other notes payable of $5.6 million. Net cash flow used in financing activities for the year ended December 31, 2016 was primarily due to $273.0 million from the repurchase of Senior Notes, the repayment of mortgage notes and other notes payable of $200.7 million, repayment of the credit facility of $65.0 million, repurchase of our common stock of $58.6 million and dividend payments of $35.1 million offset by $65.0 million from the borrowing under the Credit Facility.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2018 (dollars in thousands):

	Payments Due by Period
	Total(1)	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable	$689,909	$—	$—	$75,622	$614,287
Estimated interest payments(2)	568,571	17,736	42,623	44,449	463,763
Total	$1,258,480	$17,736	$42,623	$120,071	$1,078,050
_____________________

(1)	Amounts denominated in foreign currencies are translated to the U.S. dollar using the currency exchange rate as of December 31, 2018.

(2)
Represents GBP LIBOR, EURIBOR or the applicable index as of December 31, 2018 plus the respective spread and foreign currency exchange rate as of December 31, 2018 to estimate payments for our floating-rate liabilities.

The table above does not include the amounts payable to our Manager under the management agreement. The annualized fee payable to our Manager in 2018, including the base fee and expense reimbursement, based on the Amended and Restated Management Agreement (refer below) is approximately $16.5 million as of December 31, 2018.
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
On November 7, 2018, we entered into Amendment No. 1, or the Amendment, to the Amended and Restated Management Agreement with an affiliate of the Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement (the date of such termination, or the Termination Date) upon the earlier of (i) the closing of NRE Change of Control (as defined in the Amended and Restated Management Agreement) and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of December 31, 2018, the termination fee due to the Manager was $64.6 million. No Incentive Fee will be payable to our Manager for any period after the Termination Date.
Term
The Amendment provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.

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
For the year ended December 31, 2018, we incurred $16.3 million, related to the base management fee.
Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, we are obligated to pay the Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31, of the applicable calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, we may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by us in the open market or a combination thereof. Any shares of common stock delivered by us will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of our common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) our EPRA NAV per share, based on our most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published. For the year ended December 31, 2018, we recorded an Incentive Fee of $5.4 million. Our board of directors elected to pay the Incentive Fee in cash.
Costs and Expenses
Pursuant to the Amended and Restated Management Agreement, we are responsible to pay (or reimburse the Manager) for all of our direct, out of pocket costs and expenses as a stand alone company incurred by or on behalf of us and our subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
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

•
0.0375% of our aggregate gross asset value as of the end of the prior calendar quarter (excluding cash and cash equivalents and certain other exclusions) as calculated for purposes of determining EPRA NAV, gross asset value, or GAV, for GAV amounts to and including $2.5 billion, plus

•	0.0313% of GAV amounts between $2.5 billion and $5.0 billion, plus

•	0.025% of GAV amounts exceeding $5.0 billion.
If the Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, is referred to as the Quarterly Cap Excess Amount) we are obligated to reimburse the Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.
For the year ended December 31, 2018, the Manager allocated $1.0 million of Internalized Service Costs to us.
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
Beginning with our 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by our board of directors for election at each annual meeting. In the third quarter 2018, for the 2018 annual stockholders’ meeting, the Manager nominated one individual to our board of directors.
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
Manager Ownership of Common Stock
As of December 31, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of our common stock, or approximately 11.3% of the total outstanding common stock.
Recent Developments
Dividends
On March 7, 2019, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on March 29, 2019 to stockholders of record as of the close of business on March 25, 2019.
Disposals
On February 14, 2019, we completed the sale of a retail asset in Werl, Germany for $2.9 million. On March 1, 2019, we completed the sale of a retail asset in Bremen, Germany for $1.2 million and an office property in Frankfurt, Germany for $41 million.
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

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD, NOI and same store NOI, each a non-GAAP measure, to evaluate our profitability.
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, depreciation and amortization, equity-based compensation, gain on sales, net, asset impairment and non-recurring bad debt expense). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are expenses related to specific transactions. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders. The definition of CAD may be adjusted from time to time for our reporting purposes in our discretion, acting through our audit committee or otherwise. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, new leases, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, noncontrolling interests and the following items: depreciation and amortization items including straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; other gain (loss), net (excluding any realized gain (loss) on the settlement on foreign currency derivatives); gain on sales, net; impairment on depreciable property; extinguishment of debt; acquisition gains or losses; transaction costs; foreign currency gains (losses) related to sales; goodwill impairment following the sale of operating real estate and other intangible assets; the incentive fee relating to the Amended and Restated Management Agreement and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three months ended December 31, 2018 and 2017 and years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Net income (loss) attributable to common stockholders	$170,271	$1,442	$207,410	$(31,125)	$(61,753)
Noncontrolling interests	1,195	1,095	1,420	792	(749)

Adjustments:
Depreciation and amortization items(1)(2)	12,234	19,612	53,149	81,269	93,913
Impairments(3)	8,889	—	8,889	—	27,468
Other (gain) loss, net(4)(5)	(351)	789	(4,178)	12,857	11,257
(Gain) on sales, net	(198,767)	(15,996)	(241,325)	(23,393)	(34,552)
Incentive fee	5,445	—	5,445	—	—
Transaction costs and other(6)(7)	12,106	6,110	15,972	9,149	16,534
CAD	$11,022	$13,052	$46,782	$49,549	$52,118
_____________________________

(1)
Three months ended December 31, 2018 reflects an adjustment to exclude depreciation and amortization of $10.9 million, amortization of deferred financing costs of $0.1 million and amortization of equity-based compensation of $1.3 million. Three months ended December 31, 2017 reflects an adjustment to exclude depreciation and amortization of $14.5 million, amortization of above/below market leases of $0.9 million, amortization of deferred financing costs of $0.5 million and amortization of equity-based compensation of $3.7 million.

(2)
Year ended December 31, 2018 reflects an adjustment to exclude depreciation and amortization of $45.5 million, amortization expense of capitalized above/below market leases of $0.7 million, amortization of deferred financing costs of $2.4 million and amortization of equity-based compensation of $4.5 million. Year ended December 31, 2017 reflects an adjustment to exclude depreciation and amortization of $54.0 million, amortization expense of capitalized above/below market leases of $0.7 million, amortization of deferred financing costs of $2.8 million and amortization of equity-based compensation of $23.8 million. Year ended December 31, 2016 reflects an adjustment to exclude depreciation and amortization of $65.0 million, amortization expense of capitalized above/below market leases of $2.6 million, amortization of deferred financing costs of $7.1 million and amortization of equity-based compensation of $19.3 million.

(3)
Three months and year ended December 31, 2018 reflects an adjustment to exclude a goodwill impairment following the sale of operating real estate of $8.1 million and an impairment loss related to assets held-for-sale of $0.8 million. Year ended December 31, 2016 reflects an adjustment to exclude an impairment loss relating to a sale of $27.5 million.

(4)
Three months ended December 31, 2018 CAD includes a $0.1 million net gain related to the settlement of foreign currency derivatives. Three months ended December 31, 2017 CAD includes a $0.7 million net loss related to the settlement of foreign currency derivatives.

(5)
Year ended December 31, 2018 CAD includes a $2.8 million net loss related to the settlement of foreign currency derivatives. Year ended December 31, 2017 CAD includes a $1.0 million net gain related to the settlement of foreign currency derivatives. Year ended December 31, 2016 CAD includes a $0.8 million net loss related to the settlement of foreign currency derivatives.

(6)
Three months ended December 31, 2018 reflects an adjustment to exclude $8.3 million of transaction costs, $2.8 million related to extinguishment of debt and $1.0 million taxes related to Trianon Tower and other one-time items. Three months ended December 31, 2017 reflects an adjustment to exclude $4.6 million of transaction costs and $1.6 million related to extinguishment of debt.

(7)
Year ended December 31, 2018 reflects an adjustment to exclude $10.3 million of transaction costs, $4.2 million related to extinguishment of debt and $1.4 million taxes related to Trianon Tower and other one-time items. Year ended December 31, 2017 reflects an adjustment to exclude $6.1 million of transaction costs, $2.0 million related to extinguishment of debt and $1.0 million of payroll taxes associated with the acceleration of equity awards due to the Mergers. Year ended December 31, 2016 reflects an adjustment to exclude $2.6 million of transaction costs, $7.3 million related to extinguishment of debt and $6.6 million taxes related to sales and other one-time items.

Net Operating Income (NOI)
We believe NOI is a useful metric for evaluating the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments. Net operating income reflects total property and related revenues, adjusted for: (i) amortization of above/below market leases; (ii) straight-line rent (except with respect to rent free period); (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense and less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, gains on sales, net and other items under U.S. GAAP and capital expenditures and leasing costs, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three months ended December 31, 2018 and 2017 and years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Rental income	$21,815	$26,041	$97,559	$105,349	$124,321
Escalation income	5,007	5,265	20,193	21,625	25,173
Other income	851	535	1,348	1,243	1,721
Total property and other income	27,673	31,841	119,100	128,217	151,215
Properties - operating expenses	6,073	8,598	25,495	31,119	35,892
Adjustments:
Interest income	725	705	2,868	1,706	—
Amortization and other items(1)(2)	30	922	802	666	3,756
NOI(3)	$22,355	$24,870	$97,275	$99,470	$119,079
_____________________________

(1)
Three months ended December 31, 2018 primarily excludes an immaterial amount of amortization of above/below market leases. Three months ended December 31, 2017 primarily excludes $0.9 million of amortization of above/below market leases.

(2)
Year ended December 31, 2018 primarily excludes $0.7 million of amortization of above/below market leases and $0.1 million of other one-time items. Year ended December 31, 2017 primarily excludes $0.7 million of amortization of above/below market leases. Year ended December 31, 2016 primarily excludes $2.6 million of amortization of above/below market leases and $1.1 million of non-recurring bad debt expense.

(3)
The following table presents a reconciliation of net income (loss) to NOI of our real estate equity and preferred equity segment for the three months ended December 31, 2018 and 2017 and years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
Net income (loss)	$171,466	$2,537	$208,830	$(30,333)	$(62,502)
Remaining segments(i)	13,305	13,917	32,710	60,658	55,755
Real estate equity and preferred equity segment adjustments:
Interest expense	4,671	6,093	21,282	24,989	30,974
Other expenses	1,067	2,623	4,914	9,012	12,307
Depreciation and amortization	10,875	14,535	45,515	54,014	64,979
Other (gain) loss, net	2,081	986	4,142	2,704	15,040
Extinguishment of debt	2,751	1,558	4,221	1,952	2,536
Gain on sales, net	(198,767)	(15,996)	(241,325)	(23,393)	(34,552)
Income tax (benefit) expense	949	(2,461)	672	(2,145)	2,742
Impairment losses	828	—	828	—	27,468
Impairment of goodwill related to real estate sales	8,061	—	8,061	—	—
Other items	5,068	1,078	7,425	2,012	4,332
Total adjustments	(162,416)	8,416	(144,265)	69,145	125,826
NOI	$22,355	$24,870	$97,275	$99,470	$119,079
_____________________________

(i)	Reflects the net (income) loss in our corporate segment to reconcile to net operating income.
Same Store Net Operating Income
We believe same store net operating income, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a year-over-year comparison. Same store net operating income is presented for the same store portfolio, which reflects all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer to “Results of Operations” for the calculation and reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

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
Substantially all of our real estate investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of December 31, 2018, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $4.2 million annually.
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
As of December 31, 2018, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in other gain (loss), net in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
Credit Risk
We are subject to the credit risk of the tenants of our properties. We seek to undertake a credit evaluation of each tenant prior to acquiring properties. This analysis includes due diligence of each tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the property by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements, letters of credit or guarantees from entities we deem creditworthy. Additionally, we perform ongoing monitoring of creditworthiness of our tenants which is an important component of our portfolio management process. Such monitoring may include, to the extent available, a review of financial statements and operating statistics, delinquencies, third party ratings and market data. In addition, our preferred equity investments are subject to credit risk based on the borrower’s ability to make required interest payments on scheduled due dates and value of collateral. We seek to manage credit risk through our Manager’s comprehensive credit analysis prior to making an investment, actively monitoring our investment and the underlying credit quality, including subordination and diversification of our investment. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2018, our preferred equity investments contributed all of our interest income.
We are subject to the credit risk of the borrower when we subscribe preferred equity investments. We seek to undertake a rigorous credit evaluation of our borrower prior to making an investment. This analysis includes an extensive due diligence investigation of the borrower’s creditworthiness and business as well as an assessment of the strategic importance of the underlying real estate to the borrower’s core business operations.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the years ended December 31, 2018 and 2017:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $59.3 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.4 million annually, respectively.
We can provide no assurances, however, that our efforts to manage foreign currency exchange rate volatility will successfully mitigate the risks of such volatility on our portfolio.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Realty Europe Corp. and the notes related to the foregoing combined consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
NorthStar Realty Europe Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NorthStar Realty Europe Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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

/s/PricewaterhouseCoopers, Société coopérative
Luxembourg, March 13, 2019
Represented by

Cornelis. J. Hage

We have served as the Company’s auditor since 2015.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31, 2018	December 31, 2017
Assets
Operating real estate, gross	$844,809	$1,606,890
Less: accumulated depreciation	(64,187)	(95,356)
Operating real estate, net	780,622	1,511,534
Preferred equity investments	39,090	35,347
Cash and cash equivalents	438,931	64,665
Restricted cash	5,592	6,917
Receivables, net of allowance of $236 and $747 as of December 31, 2018 and December 31, 2017, respectively	8,989	9,048
Assets held for sale	73,345	169,082
Derivative assets, at fair value	6,440	7,024
Intangible assets, net and goodwill	58,173	114,185
Other assets, net	14,317	23,115
Total assets	$1,425,499	$1,940,917
Liabilities
Mortgage and other notes payable, net	$682,912	$1,223,443
Accounts payable and accrued expenses	22,367	27,240
Due to affiliates (refer to Note 6)	9,630	3,590
Derivative liabilities, at fair value	—	5,270
Intangible liabilities, net	9,722	28,632
Liabilities related to assets held for sale	1,498	648
Other liabilities	21,267	25,757
Total liabilities	747,396	1,314,580
Commitments and contingencies
Redeemable noncontrolling interest (refer to Note 9)	—	1,992
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 49,807,448 and 55,402,259 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	498	555
Additional paid-in capital	862,240	940,579
Retained earnings (accumulated deficit)	(170,669)	(347,053)
Accumulated other comprehensive income (loss)	(18,424)	25,618
Total NorthStar Realty Europe Corp. stockholders’ equity	673,645	619,699
Noncontrolling interests	4,458	4,646
Total equity	678,103	624,345
Total liabilities, redeemable noncontrolling interest and equity	$1,425,499	$1,940,917

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$97,559	$105,349	$124,321
Escalation income	20,193	21,625	25,173
Interest income	2,868	1,706	—
Other income	1,348	1,243	1,721
Total revenues	121,968	129,923	151,215
Expenses
Properties - operating expenses	25,495	31,119	35,892
Interest expense	21,943	25,844	41,439
Transaction costs	10,302	6,117	2,610
Impairment losses	828	—	27,468
Goodwill impairment following the sale of operating real estate (refer to Note 2)	8,061	—	—
Management fee, related party	16,307	14,408	14,068
Incentive Fee	5,445	—	—
Other expenses	4,955	9,251	12,376
General and administrative expenses	7,514	7,384	8,077
Compensation expense	4,544	23,768	19,257
Depreciation and amortization	45,515	54,014	64,979
Total expenses	150,909	171,905	226,166
Other income (loss)
Other gain (loss), net	1,339	(11,878)	(12,044)
Extinguishment of debt	(4,221)	(2,011)	(7,317)
Gain on sales, net	241,325	23,393	34,552
Income (loss) before income tax benefit (expense)	209,502	(32,478)	(59,760)
Income tax benefit (expense)	(672)	2,145	(2,742)
Net income (loss)	208,830	(30,333)	(62,502)
Net (income) loss attributable to noncontrolling interests	(1,420)	(792)	749
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$207,410	$(31,125)	$(61,753)
Earnings (loss) per share:
Basic	$4.01	$(0.57)	$(1.07)
Diluted	$3.91	$(0.57)	$(1.07)
Weighted average number of shares:
Basic	51,404,277	55,073,383	57,875,479
Diluted	52,692,376	55,599,222	58,564,986

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$208,830	$(30,333)	$(62,502)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(44,340)	77,745	(55,226)
Total other comprehensive income (loss)	(44,340)	77,745	(55,226)
Comprehensive income (loss)	164,490	47,412	(117,728)
Comprehensive (income) loss attributable to noncontrolling interests
Net income (loss)	(1,420)	(792)	749
Foreign currency translation adjustment, net	298	(703)	1,242
Total comprehensive (income) loss attributable to noncontrolling interests	(1,122)	(1,495)	1,991
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$163,368	$45,917	$(115,737)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2015	59,326	$593	$968,662	$(186,246)	$2,560	$785,569	$10,173	$795,742
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	2,252	—	—	2,252	(2,252)	—
Amortization of equity-based compensation	—	—	15,682	—	—	15,682	2,557	18,239
Issuance and vesting of restricted stock, net of tax withholding	1,731	17	(17)	—	—	—	—	—
Tax withholding related to vesting of equity-based compensation	—	—	(2,546)	—	—	(2,546)	—	(2,546)
Retirement of shares of common stock	(5,662)	(56)	(58,560)	—	—	(58,616)	—	(58,616)
Other comprehensive income (loss)	—	—	—	—	(53,984)	(53,984)	(1,242)	(55,226)
Dividends on common stock and equity-based compensation	—	—	—	(34,770)	—	(34,770)	(414)	(35,184)
Net income (loss)	—	—	—	(61,753)	—	(61,753)	(749)	(62,502)
Balance as of December 31, 2016	55,395	$554	$925,473	$(282,769)	$(51,424)	$591,834	$8,073	$599,907
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	1,817	—	—	1,817	(1,817)	—
Noncontrolling interests - distribution	—	—	—	—	—	—	(1,915)	(1,915)
Noncontrolling interests - redemption	—	—	(156)	—	—	(156)	—	(156)
Conversion of Common Units to common stock (refer to Note 9)	268	3	3,054	—	—	3,057	(3,057)	—
Conversion of RSUs to common stock (refer to Note 8)	83	1	(1)	—	—	—	—	—
Amortization of equity-based compensation (refer to Note 7)	—	—	21,433	—	—	21,433	2,174	23,607
Issuance and vesting of restricted stock, net of tax withholding	517	6	(6)	—	—	—	—	—
Cost of capital	—	—	(50)	—	—	(50)	—	(50)
Tax withholding related to vesting of equity-based compensation	(861)	(9)	(10,985)	—	—	(10,994)	—	(10,994)
Other comprehensive income (loss)	—	—	—	—	77,042	77,042	703	77,745
Dividends on common stock and equity-based compensation(1)	—	—	—	(33,159)	—	(33,159)	(307)	(33,466)
Net income (loss)	—	—	—	(31,125)	—	(31,125)	792	(30,333)
Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	163	—	—	163	(163)	—
Conversion of Common Units to common stock (refer to Note 9)	36	—	216	—	—	216	(216)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(131)	(131)
Redemption of Common Units	—	—	—	—	—	—	(582)	(582)
Amortization of equity-based compensation (refer to Note 7)	—	—	5,420	—	—	5,420	—	5,420
Issuance and vesting of restricted stock, net of tax withholding	444	4	(4)	—	—	—	—	—
Retirement of shares of common stock	(6,075)	(61)	(83,383)	—	—	(83,444)	—	(83,444)
Other comprehensive income (loss)	—	—	—	—	(44,042)	(44,042)	(298)	(44,340)
Dividends on common stock and equity-based compensation(1)	—	—	—	(31,026)	—	(31,026)	(218)	(31,244)
Cumulative effect of adoption of new accounting pronouncements (refer to Note 2)	—	—	(751)	—	—	(751)	—	(751)
Net income (loss)	—	—	—	207,410	—	207,410	1,420	208,830
Balance as of December 31, 2018	49,807	$498	$862,240	$(170,669)	$(18,424)	$673,645	$4,458	$678,103
________________

(1)	For each of the years ended December 31, 2018, 2017 and 2016 the Company paid $0.60 of dividends per share of common stock.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$208,830	$(30,333)	$(62,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,515	54,014	64,979
Amortization of deferred financing costs	2,436	2,813	7,117
Amortization of equity-based compensation	4,544	23,731	18,239
Allowance for uncollectible accounts	403	1,481	1,294
Other (gain) loss, net	(1,339)	11,878	12,044
Gain on sales,net	(241,325)	(23,393)	(34,552)
Extinguishment of debt	4,221	2,011	7,317
Real estate impairment losses	828	—	27,468
Goodwill impairment following the sale of operating real estate	8,061	—	—
Amortization of capitalized above/below market leases	654	627	2,463
Straight line rental income	(7,268)	(6,314)	(6,705)
Deferred income taxes, net	562	(1,515)	(4,952)
Changes in assets and liabilities:
Receivables	(2,907)	(2,077)	(1,890)
Other assets	(1,248)	(15)	(3,063)
Accounts payable and accrued expenses	4,682	(6,018)	(4,461)
Due to related party	6,046	(1,401)	987
Other liabilities	1,440	(3,516)	7,064
Net cash provided by (used in) operating activities	34,135	21,973	30,847
Cash flows from investing activities:
Improvements of operating real estate	(15,319)	(17,668)	(10,413)
Origination of preferred equity investments	(5,722)	(35,347)	—
Payment relating to sale of operating real estate	971,658	141,360	395,226
Other assets	—	(141)	(4,432)
Escrow receivable	4,858	—	—
Settlement of foreign currency forwards	(4,784)	979	(787)
Deferred leasing costs	(1,553)	(3,712)	—
Net cash provided by (used in) investing activities	949,138	85,471	379,594
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(514,988)	(77,804)	(200,666)
Borrowings from credit facility	20,000	35,000	65,000
Borrowings from mortgage and other notes payable	23,628	5,649	11,770
Repayment of credit facility	(20,000)	(35,000)	(65,000)
Repurchase of Senior Notes	—	—	(273,028)
Repayment of Senior Notes	—	—	(67,200)
Payment of financing costs	(866)	(2,020)	(3,938)
Purchase of derivative instruments	(3,384)	—	(414)
Settlement of interest rate caps	3,293	—	—
Tax withholding related to vesting of equity-based compensation	—	(10,994)	(2,546)
Repurchase of common stock	(83,444)	—	(58,616)
Dividends	(31,244)	(33,466)	(35,184)
Redemption of Common Units	(582)	—	—
Distributions to noncontrolling interest	(131)	(1,915)	(247)
Net cash provided by (used in) financing activities	(607,718)	(120,550)	(630,069)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(2,614)	8,138	(8,537)
Net increase (decrease) in cash and cash equivalents and restricted cash	372,941	(4,968)	(228,165)
Cash and cash equivalents and restricted cash—beginning of period	71,582	76,550	304,715
Cash and cash equivalents and restricted cash—end of period	$444,523	$71,582	$76,550

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)

	Year Ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents and restricted cash
Beginning of the period
Cash and cash equivalents	$64,665	$66,308	$283,844
Restricted cash	6,917	10,242	20,871
Total cash, cash equivalents and restricted cash, beginning of period	$71,582	$76,550	$304,715

End of period
Cash and cash equivalents	$438,931	$64,665	$66,308
Restricted cash	5,592	6,917	10,242
Total cash, cash equivalents and restricted cash, end of period	$444,523	$71,582	$76,550

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of operating real estate to assets held for sale	$68,408	$160,651	$22,327
Conversion of Common Units to common stock	216	3,057	—
Reclassification of intangibles to assets and liabilities held for sale	234	4,467	2,045
Reclassification of other assets in investing activities to assets held for sale	—	—	2,523
Reclassification of other assets and liabilities to assets held for sale	3,205	3,316	740
Reclassification related to measurement adjustments/other	—	—	827
Reallocation of interest in Operating Partnership	163	1,817	2,252
Accrued capital expenditures, deferred assets	261	2,609	1,975
Supplemental disclosures of cash flow information:
Payment of interest expense	$18,916	$22,251	$33,483
Payment of income tax	2,941	4,433	1,928

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Formation and Organization
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
The Company is externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to NorthStar Asset Management Group Inc. (“NSAM”) for the period prior to the Mergers (refer below) and Colony Capital, Inc. (“Colony Capital” or “CLNY”), formerly known as Colony NorthStar, Inc., before June 25, 2018 for the period subsequent to the Mergers.
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
Amended and Restated Management Agreement
On November 9, 2017, the Company entered into an amended and restated management agreement (the “Amended and Restated Management Agreement”) with an affiliate of the Manager, effective as of January 1, 2018. On November 7, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Management Agreement with an affiliate of the Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement upon the consummation of a change of control of the Company or in connection with an internalization of management. Refer to Note 6 “Related Party Arrangements” for a description of the terms of the Amended and Restated Management Agreement.

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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation. Unrealized gain (loss) on derivatives and other has been renamed to other gain (loss), net and realized gain (loss) on sales and other has been renamed to gain on sales, net for presentational purposes only. Additionally, the Company has reclassified the gain (loss) on net cash on derivatives from realized gain (loss) on sales and other to other gain (loss), net on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (refer to Note 10).
The Company has also separately disclosed extinguishment of debt related to prepayment penalties and write-off of deferred financing costs associated with debt repayments which previously has been included in realized gain (loss) on sales and other on the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 (refer to Note 5).
Finally, the Company has renamed the line item due to related parties to due to affiliates on the consolidated balance sheets (refer to Note 6).

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
The Company accounts for acquistions of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as in-place leases, above/below-market leases and goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the carrying amount of the assets acquired. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
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
Minimum rental amounts due under tenant leases are generally subject to scheduled adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2018 (dollars in thousands):

Years Ending December 31:(1)
2019	$56,237
2020	46,178
2021	42,021
2022	35,736
2023	35,796
Thereafter	93,781
Total	$309,749
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of December 31, 2018.

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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized into interest expense using the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity to extinguishment of debt. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of an operating segment, related to such goodwill, is less than the carrying amount. If the carrying amount exceeds fair value an impairment is recorded for the difference.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents identified intangibles as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018(1)			December 31, 2017(1)
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$40,545	$(22,031)	$18,514	$64,427	$(24,290)	$40,137
Above-market lease	3,042	(1,401)	1,641	34,882	(9,919)	24,963
Below-market ground lease	32,552	(1,420)	31,132	34,497	(1,109)	33,388
Goodwill(2)	6,886	N/A	6,886	15,697	N/A	15,697
Total	$83,025	$(24,852)	$58,173	$149,503	$(35,318)	$114,185

Intangible liabilities:
Below-market lease	$16,305	$(6,583)	$9,722	$32,267	$(8,964)	$23,303
Above-market ground lease	—	—	—	5,513	(184)	5,329
Total	$16,305	$(6,583)	$9,722	$37,780	$(9,148)	$28,632
_____________________________

(1)
As of December 31, 2018, the weighted average amortization period for above-market leases, below-market leases and in-place leases was 4.5 years, 6.1 years and 6.0 years, respectively. As of December 31, 2017, the weighted average amortization period for above-market leases, below-market leases and in-place leases was 6.4 years, 9.2 years and 5.7 years, respectively.

(2)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

The following table presents a rollforward of goodwill for the year ended December 31, 2018 (dollars in thousands):

Balance as of December 31, 2016	$13,780
Adjustments from foreign currency translation	1,917
Balance as of December 31, 2017	15,697
Goodwill impairment following the sale of operating real estate(1)	(8,061)
Adjustments from foreign currency translation	(750)
Balance as of December 31, 2018	$6,886
_____________________________

(1)	Represents goodwill impairment at the Trianon operating segment level following to the sale of the Trianon assets in December 2018.
The following table presents amortization of acquired above-market leases, net of acquired below-market leases and below-market ground leases and amortization of other intangible assets for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

		Year Ended December 31,
	Statements of operations location:	2018	2017	2016
Amortization of acquired above-market leases, net of acquired below-market leases	Rental income / properties - operating expenses	$654	$666	$2,162
Amortization of other intangible assets	Depreciation and amortization expense	9,576	13,817	19,543
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets			Intangible Liabilities
	In-place Leases, Net	Above-market Leases, Net	Below-market Ground Lease Value, Net	Below-market Leases, Net
Remaining 2019	$5,285	$364	$376	$1,681
2020	3,649	364	376	1,648
2021	3,075	364	376	1,486
2022	2,225	345	376	1,486
2023	1,370	204	376	1,486
2024 and thereafter	2,910	—	29,252	1,935
Total	$18,514	$1,641	$31,132	$9,722

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Other assets:
Prepaid expenses	$581	$1,936
Deferred leasing and other costs, net	3,710	6,019
Deferred tax assets, net	801	—
Straight-line rent, net	7,479	10,969
Escrow receivable	—	3,286
Other	1,746	905
Total	$14,317	$23,115

	December 31, 2018	December 31, 2017
Other liabilities:
Deferred tax liabilities	$5,123	$8,548
Prepaid rent received and unearned revenue	9,867	8,406
Tenant security deposits	3,914	4,435
Prepaid escalation and other income	2,121	3,982
Other	242	386
Total	$21,267	$25,757
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
Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations. For the years ended December 31, 2018 and 2016, the Company recognized $0.8 million, relating to two non-core retail assets, which the Company sold for less than the carrying value, but greater than the year end independent valuation, and $27.5 million of impairment losses, respectively. For the year ended December 31, 2017, the Company did not recognize any impairment losses.
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
Income recognition is suspended for an investment when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2018 and 2017, the Company did not have any impaired preferred equity investments.
Equity-Based Compensation
Equity-classified stock awards granted to non-employees that have a service condition are measured at fair value at date of grant. For time-base awards, fair value is determined based on the closing price of the Company’s common stock at date of grant. For market-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the awards, with the amount of compensation expense recognized at the end of a reporting period at least equal to the fair value of the portion of the award that has vested through that date. Compensation expense is adjusted for actual forfeitures upon occurrence.
Derivatives
The Company seeks to use derivative instruments to manage exposure to interest rate risk and foreign currency exchange rate risk. The change in fair value for a derivative is recorded in other gain (loss), net in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s derivative instruments are recorded on the consolidated balance sheets at fair value and do not qualify as hedges under U.S. GAAP.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership owned by holders other than the Company (“Common Units”) and Common Units which are structured as profits interests (“LTIP Units” collectively referred to as Unit Holders). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s unvested restricted stock awards and LTIP Units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, net income is first reduced for distributions declared on all classes of participating securities to arrive at undistributed earnings. Under the two-class method, net loss is reduced for distributions declared on participating securities only if such security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated OCI in the consolidated statements of equity. For the years ended December 31, 2018, 2017 and 2016, the Company reclassified $18.5 million, $(1.4) million and $17.7 million, respectively, of CTA to gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. Dividends distributed for the year ended December 31, 2018 were characterized, for U.S. federal income tax purposes, as capital gains. Dividends distributed for the years ended December 31, 2017 and 2016 were characterized, for U.S. federal income tax purposes, as return of capital.
The Company conducts its business through foreign subsidiaries which may be subject to local level income tax in the European jurisdictions it operates. As a result, the effective tax rate of less than 0.6% is due to those foreign taxes. The Company has also elected taxable REIT subsidiary (“TRS”) status on certain subsidiaries. This enables the Company to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property.” The TRS is not resident in the U.S. (“foreign TRS”) and, as such, not subject to U.S. taxation but is subject to foreign income taxes only. In addition, the REIT will not generally be subject to any additional U.S. taxes on the repatriation of foreign TRS earnings.
For the year ended December 31, 2018, the Company’s foreign subsidiaries recorded $0.1 million of current income tax expense and $0.6 million of deferred income tax expense. For the year ended December 31, 2017, the Company’s foreign subsidiaries recorded $0.6 million of current income tax benefit and $1.5 million of a deferred income tax benefit. For the year ended December 31, 2016, the Company’s foreign subsidiaries recorded $7.7 million of current income tax expense and an offsetting $5.0 million of a deferred income tax benefit. For the Company’s foreign subsidiaries, including the Company’s foreign TRS,

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The valuation allowance at December 31, 2018, 2017 and 2016 of $12.7 million, $22.7 million and $26.6 million, respectively, relates to deferred tax assets in jurisdictions that had not met the “more-likely-than-not” realization threshold criteria. The change to the valuation allowance is primarily due to disposals of operating real estate
Changes in estimate of deferred tax asset realizability, if any, are included in income tax benefit (expense) in the consolidated statements of operations.
The following tables present a summary of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018(1)	2017
Deferred tax asset
Net operating losses	$9,549	$19,587
Interest deferral	789	5,598
Transaction costs capitalized to operating real estate	3,068	6,992
Operating real estate	1,943	2,852
Other	3,133	7,920
Total deferred tax asset	18,482	42,949
Valuation allowance	(12,730)	(22,666)
Deferred tax assets, net of valuation allowance	5,752	20,283
Deferred tax liabilities
Operating real estate	(7,161)	(23,126)
Other	(2,912)	(5,705)
Total deferred tax liabilities	(10,073)	(28,831)
Net deferred tax liability	$(4,321)	$(8,548)
_____________________________

(1)	The deferred tax asset recorded in other assets on the balance sheets is $0.8 million and the deferred tax liability recorded in other liabilities on the balance sheet is $5.1 million.
The Company is allowed to carryforward its net operating losses indefinitely in most of the tax jurisdictions it files with some annual restrictions.
The following table presents a rollforward of the valuation allowance for the year ended December 31, 2018 and 2017 (dollars in thousands):

Balance as of December 31, 2016	$(26,565)
Additions	(8,006)
Deductions	11,905
Balance as of December 31, 2017	(22,666)
Additions	(1,253)
Deductions	11,189
Balance as of December 31, 2018	$(12,730)
The Company has assessed its tax positions for all open tax years, which includes 2015 to 2018 and recorded $0.2 million of uncertain tax positions.  The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. As of December 31, 2018 and 2017, the Company has not recognized any such amounts related to uncertain tax positions, respectively.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements: Accounting Standards Adopted in 2018
Revenue Recognition - In May 2014, FASB issued an accounting update (ASU No. 2014-09) requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach and has applied the guidance to contracts not yet completed as of the date of adoption. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification and therefore it will not impact rental income or interest income generated on financial instruments such as preferred equity investments. The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases is scoped out of the new revenue recognition guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance under ASC 842. There were no changes to the Company’s financial statements as a result of the new revenue recognition standard. In addition, the Company will adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease.
Cash Flow Classification - In August 2016, the FASB issued guidance (ASU No. 2016-15) that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash - In November 2016, the FASB issued guidance (ASU No. 2016-18) which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This eliminates the presentation of transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item of the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of the restricted cash and restricted cash equivalents, similar to the existing requirements under Regulation S-X, however, it does not define restricted cash and restricted cash equivalents. The Company adopted this guidance on January 1, 2018 and the required retrospective application of this new standard resulted in changes to the previously reported statement of cash flows as follows (dollars in thousands):

	As of December 31, 2017		As of December 31, 2016
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$25,172	$21,973	$28,130	$30,847
Investing activities	84,492	85,471	391,624	379,594
Financing activities	(119,571)	(120,550)	(630,856)	(630,069)
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
Derecognition and Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting update (ASU No. 2017-05) which clarifies the scope of recently established guidance on nonfinancial asset derecognition, which applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets.  In addition, the guidance clarifies the accounting for partial sales of nonfinancial assets and in-substance nonfinancial assets to align with the new revenue recognition standard to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a noncustomer, when a noncontrolling interest is received or retained, the latter is considered a noncash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures as there were no such partial sales for the year ended December 31, 2018.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill Impairment - In January 2017, the FASB issued guidance (ASU No. 2017-04) which removes Step 2 from the goodwill impairment test. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
Share-based Payments - In May 2017, the FASB issued guidance (ASU No. 2017-09) clarifying when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on its consolidated financial statements and related disclosures.
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
Recent Accounting Pronouncements: Future Application of Accounting Standards
Leases - In February 2016, the FASB issued an accounting update (ASU No. 2016-02) which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet, as well as making targeted changes to lessor accounting. As lessee, a right-of-use asset and corresponding liability for future obligations under a leasing arrangement would be recognized on balance sheet. As lessor, gross leases will be subject to allocation between lease and non-lease service components, with the latter accounted for under the new revenue recognition standard. As the new lease standard requires congruous accounting treatment between lessor and lessee in a sale-leaseback transaction, if the seller/lessee does not achieve sale accounting, it would be considered a financing transaction to the buyer/lessor. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by the lessor and lessee.
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
The Company will adopt the standard effective January 1, 2019 using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. The Company will adopt the package of practical expedients under the guidance, which provides exemptions from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company implemented an accounting policy election to treat lease and related non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of revenue recognition are the same for the lease and non-lease components and the combined single lease component is classified as an operating lease. The Company is in the process of finalizing the aggregation and evaluation

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of its leasing arrangements, and implementing a lease module in its accounting system to address the new accounting model for leases, including any transition adjustments. The most significant change to the Company, as lessee, will be the gross-up of the right of use asset and lease liability on the balance sheet. The right-of-use asset is estimated to be between $30.0 million to $35.0 million for one ground lease primarily relating to reclassing an intangible asset and a lease liability between $20,000 to $50,000, discounted using incremental borrowing rates of approximately 5.0%.  The impact of the new standard to the Company, as lessor, is not expected to have a material effect on its financial condition or results of operations
Financial Instruments - In June 2016, the FASB issued guidance (ASU No. 2016-13) that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Company’s existing disclosures.
Fair Value Disclosures - In August 2018, the FASB issued guidance (ASU No. 2018-13) that requires new disclosures of changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company’s existing disclosures.
Variable Interest Entities - In November 2018, the FASB issued guidance (ASU No. 2018-17) which amends the VIE guidance to align the evaluation of a decision maker’s or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Land	$269,149	$393,691
Buildings and improvements	373,446	954,314
Building and leasehold interests	173,782	197,582
Tenant improvements	28,432	61,303
Operating real estate, gross	844,809	1,606,890
Less: accumulated depreciation	(64,187)	(95,356)
Operating real estate, net	$780,622	$1,511,534

For the years ended December 31, 2018, 2017 and 2016 depreciation expense was $35.1 million, $40.2 million and $45.2 million, respectively.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2018 and 2017 (dollars in thousands):

			Assets(1)(2)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net(3)	Intangible Assets, Net	Other Assets	Total	Other Liabilities
2018
Bremen, Germany(3)(5)	Other	1	$1,060	$18	$—	$1,078	$—
Werl, Germany(3)(4)	Other	1	2,866	—	4	2,870	—
Marly, France	Other	1	43,208	—	3,897	47,105	1,498
Frankfurt, Germany(5)	Office	1	21,274	216	802	22,292	—
Total		4	$68,408	$234	$4,703	$73,345	$1,498
2017
Lisbon, Portugal(6)	Office	1	$11,910	$62	$23	$11,995	$—
Rotterdam, Netherlands(7)	Office	1	148,741	5,053	3,293	157,087	648
Total		2	$160,651	$5,115	$3,316	$169,082	$648
_____________________________

(1)
The assets and liabilities classified as held for sale are expected to be sold as either asset sales or share sales subject to standard industry terms and conditions. The assets held-for-sale as of December 31, 2018 contributed $4.6 million, $3.5 million and $3.7 million of revenue and $(6.1) million, $(5.6) million and $(5.6) million of income (loss) before income tax benefit (expense) for the years ended December 31, 2018, 2017 and 2016, respectively. The assets held-for-sale as of December 31, 2017 contributed $4.8 million, $13.2 million and $14.1 million of revenue and $(1.7) million, $(7.5) million and $(7.3) million of income (loss) before income tax benefit (expense) and excluding the gain on sales for the December 31, 2018, 2017 and 2016, respectively.

(2)
Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $6.9 million and $18.7 million, respectively, as of December 31, 2018 ad 2017, prior to being reclassified into held for sale.

(3)	Net of impairment loss of $0.3 million and $0.5 million, respectively, on the non-core retails assets in Bremen and Werl, Germany.

(4)	Asset was sold in February 2019.

(5)	Assets were sold in March 2019.

(6)	Asset was sold in September 2018.

(7)	Asset was sold in April 2018.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Properties	7	6	18
Carrying Value(1)	$758,780	$109,366	$386,122
Sales Price(2)(3)(4)	$988,634	$137,509	$412,107
Net Proceeds(5)	$976,602	$132,538	$406,850
Gain (6)	$217,822	$23,172	$20,728
_____________________________

(1)	Includes the assets and liabilities related for properties sold through share sales.

(2)
For the year ended December 31, 2018, the Company sold a total of seven properties; four properties for €825 million (including the sale of Trianon Tower for net proceeds of €653 million in December 2018, the Maastoren property for €159 million and the sale of an asset in Portugal for €13.0 million) and three properties for £31 million.

(3)	For the year ended December 31, 2017, the Company sold a total of six properties; five properties for €40 million and one property for £71 million.

(4)	For the year ended December 31, 2016, the Company sold a total of 18 properties; 16 properties for €346 million and two properties for £16 million.

(5)
Represents proceeds net of sales costs prior to the repayment of the associated property debt. For the years ended December 31, 2018, 2017 and 2016, the Company repaid $494.2 million, $76.2 million and $173.9 million of associated property debt, respectively. For the years ended December 31, 2018 and 2016 the Company repaid $15.7 million and $21.4 million of preferred equity certificates, respectively.

(6)
The Company recorded an additional gain on sale for the years ended December 31, 2018, 2017, and 2016 of $23.5 million, $0.2 million and $13.9 million, respectively, related to the release of escrow accounts and CTA release, net other gains and losses.

Certain escrow accounts are not held by the Company and are expected to be released within the next 12 months and to the extent this cash has not been released to purchasers to satisfy claims, the Company will recognize an additional gain on the sale at the

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earlier of the time of the cash receipt or when collection can be reasonably assured. As of December 31, 2018, there were $0.6 million in certain escrow accounts that were not held by the Company which the Company could potentially record as a realized gain.

4.	Preferred Equity Investments
In December 2018, in connection with the sale of Trianon Tower, we retained a $5.7 million (€5 million) interest in the form of preferred equity, which the Company accounts for as a debt investment.
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $33.4 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.
The following table presents the Company’s preferred equity investments as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
Asset Type	Principal Amount	Carrying Value	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment
Gresham Street(1)	$33,368	$33,368	$35,347	$35,347	8.00%	May 2020
Trianon Tower	$5,722	$5,722	$—	$—	7.00%	Dec 2023
Total	$39,090	$39,090	$35,347	$35,347
_____________________________

(1)	Denominated in U.K. Pound Sterling, and as such, the principal amount decreased from 2017 to 2018 due to the change in the U.K. Pound Sterling to U.S. dollar exchange rate.
Credit Quality Monitoring
The Company’s preferred equity investments are secured by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its preferred equity investment at least quarterly and determines the relative credit quality principally based on: (i) whether the borrower is currently paying debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a preferred equity investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality preferred equity investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality preferred equity investment that is not performing, which the Company defines as a loan in maturity default and/or past due on its contractual debt service payments and deemed not to be collectible, as a non-performing loan (“NPL”).
As of December 31, 2018, the Company’s preferred equity investments were performing in accordance with the contractual terms of their governing documents, in all material respects, and were categorized as a performing loan. For the years ended December 31, 2018 and 2017, the preferred equity investments contributed all interest income recorded on the consolidated statement of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Borrowings
The following table presents borrowings as of December 31, 2018 and 2017 (dollars in thousands):

				December 31, 2018		December 31, 2017
	Country	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(3)(5)	France	Apr-22(9)	EURIBOR + 1.65%(9)	$75,622	$74,449	$55,192	$53,800
Trias Portfolio 2(3)(5)(7)	Germany	Jun-25(7)	EURIBOR + 1.00%(7)	87,496	86,720	91,577	90,880
Trias Portfolio 4(3)(5)(10)	U.K.	Apr-20	GBP LIBOR + 2.70%	—	—	17,326	17,123
SEB Portfolio 1(5)	Germany/France	Jul-24(8)	EURIBOR + 1.55%(8)	202,921	200,459	317,317	313,153
SEB Portfolio 2(5)	U.K.	Jul-24(8)	GBP LIBOR + 1.55%(8)	236,777	234,402	250,825	247,902
SEB Portfolio - Preferred(4)	Germany/France/U.K.	Apr-60	0.90%	82,745	82,534	102,560	102,271
Trianon Tower(5)(10)	Germany	Jul-23	EURIBOR + 1.30%	—	—	395,294	393,763
Other - Preferred(6)	Germany	Oct-45	1.00%	4,348	4,348	4,551	4,551
Total mortgage and other notes payable				$689,909	$682,912	$1,234,642	$1,223,443
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount generally decreased from December 31, 2017 to December 31, 2018 due to the decrease in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate and the repayment of $509.9 million due to sales, offset by additional borrowings of $23.6 million due to refinancings. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

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

(5)
Prepayment provisions include a fee based on principal amount of 0.50% through April 2020 for the Trias Portfolio 1 borrowings, 0.35% to 1.0% through May 2022 for the Trias Portfolio 2 borrowings and 0.5% through July 2019 for the SEB Portfolio borrowings.

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

(9)
In August 2018, the Company amended and restated the loan agreement to increase the principal balance to $76.0 million, reduce the blended margin from 1.85% per annum to 1.65% per annum and extend the maturity from April 8, 2020 to April 8, 2022. After the loan amendment, the Company has combined the previously disclosed “Trias Portfolio 3” into “Trias Portfolio 1.”

(10)
In December 2018, the Company repaid the mortgage notes on Trias Portfolio 4 and Trianon Tower in connection with the sales of the associated properties (refer to Note 3). In addition, the Company expensed the remaining deferred financing costs associated with these mortgage notes and paid the related prepayment penalties which are recorded in extinguishment of debt in the consolidated statements of operations.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018	2017
Principal amount	$689,909	$1,234,642
Deferred financing costs, net	(6,997)	(11,199)
Carrying value	$682,912	$1,223,443

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2018 (dollars in thousands):

Mortgage and Other Notes Payable
2019	$—
2020	—
2021	—
2022	75,622
2023	—
2024 and thereafter	614,287
Total	$689,909
As of December 31, 2018 and 2017, the Company was in compliance with all of its financial covenants.
Credit Facility
In April 2017, the Company amended and restated corporate revolving credit facility (the “Credit Facility”) with aggregate commitments of $35.0 million and an initial two year term. The Credit Facility no longer contains a limitation on availability based on a borrowing base and the interest rate remains the same. In March 2018, the Company amended the Credit Facility, increasing the size to $70.0 million and extending the term until April 2020 with a one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105.0 million. As of December 31, 2018, there was no outstanding balance on the Credit Facility.
6.    Related Party Arrangements
Colony Capital, Inc.
The Company entered into a management agreement with an affiliate of the Manager in November 2015 (the “Original Management Agreement”). On November 9, 2017, the Company entered into an Amended and Restated Management Agreement with an affiliate of the Manager, effective as of January 1, 2018 (the “Amended and Restated Management Agreement”). As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors (the “Board”). Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The Amended and Restated Management Agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
On November 7, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Management Agreement with an affiliate of the Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement (the date of such termination, the “Termination Date”) upon the earlier of (i) the closing of an NRE Change of Control (as defined in the Amended and Restated Management Agreement) and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of December 31, 2018, the termination fee due to the Manager was $64.6 million. No Incentive Fee will be payable to the Manager for any period after the Termination Date.
Term
The Amendment provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of an NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the year ended December 31, 2018, the Company incurred $16.3 million, related to the base management fee.
Under the Original Management Agreement, for the years ended December 31, 2017 and 2016, the Company incurred $14.4 million and $14.1 million, respectively, related to the base management fee. The Original Management Agreement base management fee to the Manager was $14 million subject to increase by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31 of the applicable calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NAV was published. For the year ended December 31, 2018, the Company recorded an Incentive Fee of $5.4 million. The Company’s board of directors elected to pay the Incentive Fee in cash.
Under the Original Management Agreement, for the years ended December 31, 2017 and 2016, the Company did not incur an incentive fee. The incentive fee under the Original Management Agreement was calculated and was payable quarterly in arrears in cash, equal to:

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
Costs and Expenses
Pursuant to the Amended and Restated Management Agreement, the Company is responsible to pay (or reimburse the Manager) for all of the Company’s direct, out of pocket costs and expenses of the Company as a stand alone company incurred by or on behalf of the Company and its subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
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
If the Manager’s actual Internalized Service Costs during any quarter exceed the quarterly limit described in the preceding paragraph (the cumulative excess amounts, if any, in respect of each quarter during a calendar year, the (“Quarterly Cap Excess Amount”)), the Company is obligated to reimburse the Manager on an annual basis for an amount equal to the lesser of (i) the Quarterly Cap Excess Amount and (ii) the sum of the amounts, if any, determined for each quarter within such calendar year by which Internalized Services Costs in respect of such quarter were less than the quarterly limits described in the prior paragraph.
For the year ended December 31, 2018, the Manager allocated $1.0 million of Internalized Service Costs to the Company, which is recorded in general and administration expenses in the consolidated statements of operations.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Based Compensation
In addition, pursuant to the Amended and Restated Management Agreement, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by the Company’s compensation committee. The Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Manager.
Beginning with the Company’s 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by the Company’s board of directors for election at each annual meeting. In the third quarter 2018, for the 2018 annual stockholders’ meeting, the Manager nominated one individual to the Company’s board of directors.
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
Manager Ownership of Common Stock
As of December 31, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.3% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the years ended December 31, 2018, 2017 and 2016:
For the years ended December 31, 2018, 2017 and 2016 the Company recorded $4.5 million, $23.8 million and $19.3 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of December 31, 2018, equity-based compensation expense to be recognized over the remaining vesting period through December 2021 is $6.3 million, provided there are no additional forfeitures.
In the third quarter 2018, the Company adopted ASU 2018-07 which required the Company to retrospectively adjust compensation expense for the three months ended March 31, 2018 and June 30, 2018 by $0.2 million and $1.6 million, respectively (refer to Note 2).
2015 Omnibus Stock Incentive Plan
Pursuant to the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (the “2015 Plan”), the Company may issue equity awards to directors, officers, employees, co-employees, consultants and advisors of the Company, the Manager or of any parent or subsidiary who provides services to the Company. The number of shares that may be issued under the 2015 Plan equals 10 million shares of common stock, plus on January 1, 2017 and each January 1 thereafter, an additional 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31. In addition, shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2018, under the 2015 Plan, a total of 1.6 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.8 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.3 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.5 million reserved for issuance pursuant to the outstanding Absolute RSUs and Relative RSUs) and 8.7 million otherwise unreserved shares remained available for issuance.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the Mergers. The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. During the first three months of 2018, 340,907 RSUs that had previously been granted to key employees of the Manager and its affiliates who are no longer providing services to the Company were forfeited. In 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that will be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion. In November 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee issued retention grants consisting of 90,000 restricted shares of common stock to non-executive officers of the Company that are subject to vesting based on continued service.
In March 2018, as contemplated by the Amended and Restated Management Agreement, the Company established an annual equity compensation pool under the 2015 Plan to be allocated among members of management of the Company and other employees of the Manager consisting of an aggregate of 198,000 restricted shares of common stock and 132,000 performance based RSUs. This annual equity compensation pool was then allocated to individual award recipients by the Manager, and individual grants were made. The restricted shares of common stock are subject to vesting in approximately equal annual installments over the three-year period ending March 16, 2021, subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries. The RSUs are market-based awards subject to the achievement of performance-based vesting conditions. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over the three-year period from the grant date through February 28, 2021 (the “2018 Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index over the three-year period from the grant date through February 28, 2021 (the “2018 Relative RSUs”). Award recipients may earn up to 200% of the 2018 Absolute RSUs and Relative RSUs that were granted. Vesting of the 2018 Absolute and Relative RSUs are also subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries through the end of the performance period. The RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of December 31, 2018 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Year Ended December 31, 2018
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2017	121	420	1,453	1,994	$11.95
Granted	438	—	132	570	13.23
Redeemed(3)	—	(46)	—	(46)	12.70
Converted	—	(36)	—	(36)	13.39
Forfeited	(21)	—	(360)	(381)	12.93
December 31, 2018	538	338	1,225	2,101	$12.08
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	As of December 31, 2018, represented outstanding Spin-off Absolute and Relative RSUs and 2018 Absolute and Relative RSUs.

(3)	Shares were redeemed for cash.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expires in March 2019, unless otherwise extended by the Company’s board of directors.
The following table presents the number of share repurchased by the Company, the average price paid per share and the gross amount paid for the repurchased shares for the years ended December 31, 2018, 2017 and 2016 (dollars and shares in thousands, except per share data):

Period(1)	Shares	Average Price Paid per Share	Gross
2016	5,662	$10.35	$58,612
2018	6,075	13.73	83,391
Total	11,737	$12.10	$142,003
_____________________________

(1)
In November 2015, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. That authorization expired in November 2016 and at such time the Board authorized an additional repurchase of up to $100 million of its outstanding common stock through November 2017. For the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. The Company repurchased 3.6 million shares of its common stock for approximately $41.4 million in 2015.

From the original authorization in November 2015 through December 31, 2018, the Company repurchased 15.4 million shares of its common stock for approximately $183.4 million.
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
In August 2018, the Company issued 27,735 shares of common stock with a fair value at the date of grant of $0.4 million to its independent directors as annual grants of equity. The shares were fully vested at issuance.
Dividends
The following table presents dividends declared (on a per share basis) with respect to the years ended December 31, 2018, 2017 and 2016:

Common Stock
Declaration Date	Dividend Per Share
2018
March 7	$0.15
May 8	$0.15
August 3	$0.15
November 2	$0.15
2017
March 7	$0.15
May 1	$0.15
August 2	$0.15
November 6	$0.15
2016
March 15	$0.15
May 10	$0.15
August 3	$0.15
November 1	$0.15
Earnings Per Share
The following table presents EPS for the years ended December 31, 2018, 2017 and 2016 (dollars and shares in thousands, except per share data):

	Year Ended December 31,
	2018		2017	2016
Numerator:
Net income (loss)	$208,830		$(30,333)	$(62,502)
Net (income) loss attributable to Unit Holders noncontrolling interest	(1,420)		372	778
Net income (loss) attributable to common stockholders and Unit Holders(1)	$207,410		$(29,961)	$(61,724)
Net (income) allocated to participating securities	(1,287)		(1,536)	(807)
Net income (loss) allocated to common stockholders—basic and dilutive	$206,123		$(31,497)	$(62,531)
Denominator:
Weighted average shares of common stock - basic	51,404		55,073	57,875
Weighted average effect of dilutive shares	1,288	(2)	526	690
Weighted average shares of common stock - dilutive	52,692		55,599	58,565
Earnings (loss) per share:
Basic	$4.01		$(0.57)	$(1.07)
Diluted	$3.91		$(0.57)	$(1.07)
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)	Includes the Absolute and Relative RSUs and 2018 Absolute and Relative RSUs as the performance targets would have been met if the performance period ended on December 31, 2018.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the noncontrolling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company or the holder, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such noncontrolling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of December 31, 2018 and 2017, the Company allocated $0.2 million and $1.8 million, respectively, from stockholders’ equity to noncontrolling interest on the consolidated balance sheets and consolidated statement of equity.
As of December 31, 2018, 337,207 Common Units and LTIP Units were outstanding, representing a 0.7% ownership and noncontrolling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the years ended December 31, 2018, 2017 and 2016 was a net income (loss) of $1.4 million, $(0.4) million and $(0.8) million, respectively.
Redeemable Noncontrolling Interest
In connection with the acquisition of the Trianon Tower in July 2015, the Company sold a 5.5% noncontrolling interest in certain subsidiaries that own the Trianon Tower for $1.5 million. In conjunction with the sale, the Company entered into a put option whereby the holder may redeem its interest for cash at the greater of fair market value of such noncontrolling interest or €2.1 million beginning in November 2020 through January 2021. The Company recorded the noncontrolling interest at its acquisition date fair value as temporary equity due to the redemption option. The carrying amount of redeemable noncontrolling interests was adjusted to its redemption value at the end of each reporting period, but no less than its initial carrying value, with such adjustments recognized in additional paid-in capital. In December 2018, in connection with the sale of the Trianon Tower, the Company sold its position in the subsidiaries that owned an interest in the Trianon Tower. For the year ended December 31, 2018, the Company recorded a gain of $3.1 million in connection with this transaction recorded in gain on sales, net in the consolidated statements of operations.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2018 and December 31, 2017 (dollars, UK pound sterling and Euros in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR/ Strike Price	Range of Maturity
As of December 31, 2018:
Interest rate caps (EUR)	28	€564,694	$2,185	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	20	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	4	€48,960	4,235	1.25 EUR/USD(3)	February 2019 - November 2019
Total	37		$6,440

As of December 31, 2017:
Interest rate caps (EUR)	26	€767,718	$6,917	3 Month EURIBOR 0.5%	April 2020 - July 2023
Interest rate caps (GBP)	5	£202,645	107	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	4	€48,960	(5,270)	1.11 EUR/USD(3)	February 2018 - November 2018
Total	35		$1,754
_____________________________
(1)    Represents number of transactions.
(2)    Includes Euro currency forwards.
(3)    The strike prices for the foreign currency forwards maturing in 2018 and 2019 represent the average price.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	Balance Sheet	December 31, 2018	December 31, 2017
	Location
Interest rate caps	Derivative assets	$2,205	$7,024
Foreign currency forwards	Derivative assets	$4,235	$—
Foreign currency forwards	Derivative liabilities	$—	$5,270
The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

		Year Ended December 31,
		2018	2017	2016
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest caps held at the end of the reporting period	Other gain (loss), net	$(1,876)	$(2,635)	$(1,421)
Net impact of interest caps settled during the period	Other gain (loss), net	(2,615)	(91)	(695)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Other gain (loss), net	4,229	(5,270)	4,872
Adjustment to fair value of foreign currency forwards settled during the period	Other gain (loss), net	5,276	(5,070)	(219)
Net cash receipt (payment) on derivatives	Other gain (loss), net(1)	(4,784)	979	(787)
_____________________________

(1)	Excludes the gain (loss) relating to foreign currency transactions for the years ended December 31, 2018, 2017 and 2016 of $1.1 million, $0.2 million, and $(0.9) million, respectively.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2018 and December 31, 2017. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2018 and December 31, 2017.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$960,401	$6,440	$6,440	$1,193,012	$7,024	$7,024
Preferred equity investment	39,090	39,090	39,501	35,347	35,347	35,783
Financial liabilities:(1)
Mortgage and other notes payable, net	$689,909	$682,912	$686,891	$1,234,642	$1,223,443	$1,231,321
Derivative liabilities	—	—	—	58,647	5,270	5,270
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Obligations Under Ground Leases
The Company has one ground lease on the Portman Square asset with an expiry in 2101. The annual rent is £1000 per year for the lease term and is not recoverable from the tenants.
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the year ended December 31, 2018, one tenant, BNP Paribas RE, accounted for more than 10% of the Company’s total revenues. This tenant has 1.1 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the year ended December 31, 2018, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.
Guarantee
In connection with the sale of the Trianon Tower in December 2018, the Company pledged its $5.7 million (€5 million) preferred equity certificates to secure certain of the seller representations and warranties made to the buyer in the definitive purchase agreement.

13.	Quarterly Financial Information (Unaudited)
The following presents selected quarterly information for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Rental income	$21,815	$23,920	$24,600	$27,224
Escalation income	5,007	4,283	5,562	5,341
Interest income	725	708	706	729
Interest expense	4,663	5,318	5,855	6,107
Management fee, related party	3,916	4,011	4,223	4,157
Incentive Fee	5,445	—	—	—
Transaction costs	8,316	1,129	376	481
Depreciation and amortization	10,875	11,013	11,976	11,651
Other, net(1)	18,354	10,457	11,047	10,191
Other gain (loss), net	421	389	3,531	(3,002)
Extinguishment of debt	(2,751)	(29)	(1,441)	—
Gain on sales, net	198,767	2,973	38,319	1,266
Income (loss) before income tax benefit (expense)	172,415	316	37,800	(1,029)
Net income (loss)	171,466	556	37,876	(1,068)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	170,271	552	37,659	(1,072)
Earnings (loss) per share:(2)
Basic	$3.43	$0.01	$0.72	$(0.02)
Diluted	$3.34	$0.01	$0.69	$(0.02)
_____________________________

(1)	Primarily relates to properties - operating expenses, general and administrative expense, other expenses and compensation expense offset by other income.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Rental income	$26,041	$27,747	$26,025	$25,536
Escalation income	5,265	5,641	5,558	5,161
Interest income	705	704	297	—
Interest expense	6,203	6,536	6,722	6,383
Management fee, related party	3,692	3,585	3,572	3,559
Transaction costs	4,552	332	973	260
Depreciation and amortization	14,535	14,396	12,520	12,563
Other, net(1)	15,893	13,906	12,720	27,760
Other gain (loss), net	(1,498)	(3,240)	(7,016)	(124)
Extinguishment of debt	(1,558)	(270)	(142)	(41)
Gain on sales, net	15,996	1,719	1,484	4,194
Income (loss) before income tax benefit (expense)	76	(6,454)	(10,301)	(15,799)
Net income (loss)	2,537	(6,806)	(10,538)	(15,526)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	1,442	(6,770)	(10,447)	(15,350)
Earnings (loss) per share:(2)
Basic	$0.02	$(0.12)	$(0.19)	$(0.28)
Diluted	$0.02	$(0.12)	$(0.19)	$(0.28)
_____________________________

(1)	Primarily relates to properties - operating expenses, general and administrative expense, other expenses, extinguishment of debt and compensation expense offset by other income.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity - Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investments secured by interest in prime office properties.

•
Corporate - The corporate segment significantly includes corporate level interest expense, management fee, incentive fee, compensation expense, foreign currency derivatives and general and administrative expenses.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$97,559		$—	$—		$97,559
Escalation income	20,193		—	—		20,193
Interest income	—		2,868	—		2,868
Expenses
Interest expense(1)	21,282		—	661		21,943
Management fee, related party	—		—	16,307		16,307
Incentive Fee	—		—	5,445		5,445
Impairment losses	828		—	—		828
Goodwill impairment following the sale of operating real estate	8,061		—	—		8,061
Transaction costs(2)	748		—	9,554		10,302
Depreciation and amortization	45,515		—	—		45,515
Gain on sales, net	(241,325)		—	—		(241,325)
Other expense (income)	43,171	(3)	128	743	(4)	44,042
Income (loss) before income tax benefit (expense)	239,472		2,740	(32,710)		209,502
Income tax benefit (expense)	(672)		—	—		(672)
Net income (loss)	$238,800		$2,740	$(32,710)		$208,830
Balance Sheets:
December 31, 2018
Total Assets	$1,362,679		$40,568	$22,252		$1,425,499
_____________________________

(1)	Includes $2.1 million and $0.3 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)
Represents costs associated with the continual work of the strategic review committee in the corporate segment and costs associated with the refinancing of certain mortgage notes in the real estate equity segment.

(3)	Primarily relates to properties - operating expenses, loss on interest rate caps, other expenses and extinguishment of debt in the real estate segment.

(4)	Primarily relates to general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2017
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Rental income	$105,349		$—	$—		$105,349
Escalation income	21,625		—	—		21,625
Interest income	—		1,706	—		1,706
Expenses
Interest expense(1)	24,989		—	855		25,844
Management fee, related party	—		—	14,408		14,408
Transaction costs(4)	—		538	5,579		6,117
Depreciation and amortization	54,014		—	—		54,014
Other, net	20,887	(2)	72	39,816	(3)	60,775
Income (loss) before income tax benefit (expense)	27,084		1,096	(60,658)		(32,478)
Income tax benefit (expense)	2,145		—	—		2,145
Net income (loss)	$29,229		$1,096	$(60,658)		$(30,333)
Balance Sheets:
December 31, 2017
Total Assets	$1,901,282		$37,133	$2,502		$1,940,917
___________________________________

(1)	Includes $2.4 million and $0.4 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and unrealized loss on interest rate caps offset by other income and gain on sales.

(3)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards.

(4)	Transaction costs relates to costs associated with amending the management agreement in our corporate segment and other transaction costs in our preferred equity segment.

	Year Ended December 31, 2016
Statement of Operations:(1)	Real Estate Equity		Corporate		Total
Revenues
Rental income	$124,321		$—		$124,321
Escalation income	25,173		—		25,173
Expenses
Interest expense(2)	30,974		10,465		41,439
Management fee, related party	—		14,068		14,068
Transaction costs(5)	—		2,610		2,610
Depreciation and amortization	64,979		—		64,979
Other, net	57,546	(3)	28,612	(4)	86,158
Income (loss) before income tax benefit (expense)	(4,005)		(55,755)		(59,760)
Income tax benefit (expense)	(2,742)		—		(2,742)
Net income (loss)	$(6,747)		$(55,755)		$(62,502)
Balance Sheets:
December 31, 2016
Total Assets	$1,835,531		$9,861		$1,845,392
___________________________________

(1)	The Company did not have a preferred equity segment for the year ended December 31, 2016.

(2)	Includes $3.7 million and $3.4 million of amortization of deferred financing costs in the real estate and corporate segments, respectively.

(3)	Primarily relates to properties - operating expense, realized loss on the sale of real estate and impairment loss on real estate offset by the gain on foreign currency translation and other.

(4)	Primarily relates to general and administrative expense and unrealized loss on foreign currency forwards. Includes an allocation of general and administrative expense from the Manager of $0.2 million.

(5)	Transaction costs primarily relate to costs associated the Mergers in our corporate segment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geography
The following table presents geographic information about the Company’s total rental income and escalation income for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018(2)	2017(3)	2016(3)
Properties(1)	18	25	31
Office
Germany	$55,885	$51,241	$53,743
United Kingdom	29,746	36,984	38,483
France	21,243	20,051	19,551
Other office(4)	4,731	14,167	30,656
Subtotal	111,605	122,443	142,433
Other Property Types
France/Germany(5)	6,147	4,531	7,061
Total	$117,752	$126,974	$149,494
_____________________________

(1)	Represents the number of properties owned as of December 31, 2018, 2017 and 2016, respectively, including assets held-for-sale as of the respective period.

(2)
Includes partial period rental income from the Trianon Tower and three properties in the London, the United Kingdom which were sold in December 2018, a property in the Netherlands (the Maastoren property) which was sold in April 2018 and a property in Portugal which was sold in September 2018.

(3)	Includes partial period rental income for the assets sold during the year ended December 31, 2017 and 2016, refer to Note 3 for details.

(4)	Includes office properties in Portugal and the Netherlands as of December 31, 2018, office properties in Portugal, the Netherlands and Spain as of December 31, 2017 and 2016.

(5)	Represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany as of December 31, 2018.

15.	Subsequent Events
Dividends
On March 7, 2019, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected be paid on March 29, 2019 to stockholders of record as of the close of business on March 25, 2019.
Disposals
On February 14, 2019, the Company completed the sale of a retail asset in Werl, Germany for $2.9 million. On March 1, 2019, the Company completed the sale of a retail asset in Bremen, Germany for $1.2 million and an office property in Frankfurt, Germany for $41 million.

NORTHSTAR REALTY EUROPE AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2018
(Dollars in Thousands)

Column A		Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Asset	Location	Encumbrances(1)	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total (2)(3)	Date Acquired	Life on Which Depreciation is Computed
Germany
Valentinskamp	Hamburg	$21,657	$23,512	$28,745	$9,464	$23,512	$38,209	$61,721	$(4,087)	$57,634	4/1/2015	40 years
Parexel	Berlin	29,535	8,049	36,023	—	8,049	36,023	44,072	(3,651)	40,421	4/8/2015	40 years
Drehbahn	Hamburg	27,947	26,071	10,154	694	26,071	10,848	36,919	(1,918)	35,001	4/1/2015	40 years
Ludwigstrasse	Cologne	18,819	11,881	19,135	1,056	11,881	20,191	32,072	(2,261)	29,811	4/8/2015	40 years
Dammtorwall	Hamburg	9,167	6,732	13,455	410	6,732	13,865	20,597	(1,681)	18,916	4/1/2015	40 years
Munster	Munster	5,730	2,685	5,436	1,432	2,685	6,868	9,553	(669)	8,884	4/8/2015	40 years
Subtotal		112,855	78,930	112,948	13,056	78,930	126,004	204,934	(14,267)	190,667
France
Berges de Seine	Paris, Issy	91,845	95,733	52,853	152	95,733	53,005	148,738	(7,048)	141,690	4/1/2015	40 years
Mac Donald	Paris, Other	52,305	32,968	42,834	6	32,968	42,840	75,808	(5,487)	70,321	4/1/2015	40 years
Marceau	Paris, CBD	35,468	33,923	12,981	1,256	33,923	14,237	48,160	(1,802)	46,358	4/8/2015	40 years
Joubert	Paris, CBD	9,417	10,077	4,159	50	10,077	4,209	14,286	(516)	13,770	4/8/2015	40 years
Subtotal		189,035	172,701	112,827	1,464	172,701	114,291	286,992	(14,853)	272,139
United Kingdom
Portman Square	London, West End	132,294	—	177,816	2,103	—	179,919	179,919	(18,630)	161,289	4/1/2015	40 years
Condor House	London, City	104,483	15,830	119,485	1,993	15,830	121,478	137,308	(13,264)	124,044	4/1/2015	40 years
Subtotal		236,777	15,830	297,301	4,096	15,830	301,397	317,227	(31,894)	285,333
Other(4)
IC Hotel	Germany, Berlin	11,606	825	21,899	122	825	22,021	22,846	(2,057)	20,789	4/8/2015	40 years
Ibis Berlin	Germany, Berlin	8,056	863	11,918	29	863	11,947	12,810	(1,116)	11,694	4/8/2015	40 years
Subtotal		19,662	1,688	33,817	151	1,688	33,968	35,656	(3,173)	32,483
Grand Total		$558,329	$269,149	$556,893	$18,767	$269,149	$575,660	$844,809	$(64,187)	$780,622

Held-for-Sale
Uhlandstrasse	Frankfurt	12,016	4,303	15,207	3,976	4,303	19,183	23,486	(2,212)	21,274	4/8/2015	40 years
Neuermarkt(5)	Germany, Werl	1,734	951	2,625	(555)	951	2,070	3,021	(155)	2,866	4/8/2015	40 years
Marly	France, Greater Paris	30,737	4,843	42,073	154	4,843	42,227	47,070	(3,862)	43,208	4/8/2015	40 years
Kirchheide(5)	Germany, Other	—	333	1,332	(314)	333	1,018	1,351	(291)	1,060	4/8/2015	40 years
Grand Total		$44,487	$10,430	$61,237	$3,261	$10,430	$64,498	$74,928	$(6,520)	$68,408
______________________

(1)	Excludes the preferred equity certificates of $87.1 million.

(2)	Aggregate cost for federal income tax purposes is $1.0 billion as of December 31, 2018.

(3)	Excludes gross intangibles of $67.2 million

(4)	Represents hotel (net lease) assets.

(5)	Net of the impairment loss recorded at December 31, 2018 of $0.8 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2018
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio as of December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Beginning balance	$1,606,890	$1,614,432	$2,120,460
Reclassification	—	—	(733)
Transfers to held for sale	(74,928)	(173,320)	(23,138)
Improvements	17,776	18,033	10,792
Retirements and disposals	(628,506)	(60,234)	(353,883)
Foreign currency translation	(76,423)	207,979	(139,066)
Ending balance	$844,809	$1,606,890	$1,614,432
The following table presents changes in accumulated depreciation as of December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Beginning balance	$(95,356)	$(63,585)	$(35,303)
Depreciation expense	(35,072)	(40,196)	(45,219)
Assets held for sale	6,520	12,669	811
Retirements and disposals	54,320	5,722	10,635
Foreign currency translation	5,401	(9,966)	5,491
Ending balance	$(64,187)	$(95,356)	$(63,585)

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
(b) Changes in internal control over financial reporting.
During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.
Our Directors
Our board of directors presently consists of seven members. On August 3, 2018, each of Messrs. Richard B. Saltzman, Mario Chisholm, Oscar Junquera, Mahbod Nia, Wesley D. Minami, and Mses. Judith A. Hannaway and Dianne Hurley were elected to serve on our board of directors until the 2019 annual meeting of our stockholders and until his or her successor is duly elected and qualified. Set forth below is each director’s name and age as of the date of this Annual Report on Form 10-K and his or her principal occupation, business history and public company directorships held during the past five years. Also set forth below are the specific experience, qualifications, attributes and skills of the directors that led our board of directors to conclude that each such person should serve as our director:

Name	Age	Position
Richard B. Saltzman	62	Chairman
Mahbod Nia	42	Director
Mario Chisholm	35	Independent Director
Judith A. Hannaway	66	Independent Director
Oscar Junquera	65	Independent Director
Wesley D. Minami	62	Independent Director
Dianne Hurley	56	Independent Director
Richard B. Saltzman. Mr. Saltzman has served as our director since February 2017 and as Chairman since January 2018. Most recently, Mr. Saltzman served as the President and Chief Executive Officer and a member of the Board of Directors of CLNY until November 2018, having previously held the positions of President and Chief Executive Officer and a member of the Board of Directors of Colony Capital, Inc., the predecessor to CLNY.
Prior to joining the Colony Capital business in 2003, Mr. Saltzman spent 24 years in the investment banking business primarily specializing in real estate-related businesses and investments. Most recently, he was a Managing Director and Vice Chairman of Merrill Lynch’s investment banking division. As a member of the investment banking operating committee, he oversaw the firm’s global real estate, hospitality and restaurant businesses. Previously, he also served as Chief Operating Officer of Investment Banking and had responsibility for Merrill Lynch’s Global Leveraged Finance business. Mr. Saltzman was also responsible for various real estate-related principal investments, including the Zell/Merrill Lynch series of funds which acquired more than $3.0 billion of commercial real estate assets and where he was a member of the investment committee.
Mr. Saltzman also serves on the Board of Directors of Kimco Realty Corporation (NYSE: KIM) and serves as Chairman of the Board of Directors of Colony Credit Real Estate, Inc. (NYSE: CLNC), a company that is externally managed by CLNY. Previously, he served on the Board of Trustees of Colony Starwood Homes (NYSE: SFR) from January 2016 to June 2017. He was also previously a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), on the board of directors of the Real Estate Roundtable and a member of the Board of Trustees of the Urban Land Institute, Treasurer of the Pension Real Estate Association, a Director of the Association of Foreign Investors in Real Estate and a past Chairman of the Real Estate Capital Policy Advisory Committee of the National Realty Committee.
Mr. Saltzman received his Bachelor of Arts from Swarthmore College in 1977 and a Master of Science in Industrial Administration from Carnegie Mellon University in 1979.
Consideration for Recommendation: Mr. Saltzman’s expertise in real estate-related businesses, investments and capital markets, developed through more than 39 years of real estate principal investing and investment banking experience, provides a valuable perspective to our board of directors in developing, leading and overseeing our business. Mr. Saltzman’s current and past service on the boards of a real estate investment trust and other real estate-based organizations also provides our board of directors with valuable perspectives into the real estate industry.
Mahbod Nia. Mr. Nia has served as our Chief Executive Officer and President since June 2015 and as a director since January 2018. Mr. Nia also serves as Managing Director at CLNY, a position he has held since January 2017 and served as Managing Director and Head of European Investments at NSAM, a position he held from July 2014 to January 2017.
Prior to joining NSAM, from 2010 to July 2014, Mr. Nia acted for PanCap Investment Partners, a European real estate investment and advisory firm with clients including Goldman Sachs (Principal Investments) and other renowned private equity and financial institutions. From 2007 to 2009, Mr. Nia was a Senior Executive Director in the Real Estate Banking Group at Goldman Sachs. Prior to 2007, Mr. Nia served in various positions at Citigroup Inc. (formerly Salomon Brothers).
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
Judith A. Hannaway. Ms. Hannaway has served as our lead independent director since October 2015. During the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway also serves as an independent director of Fortress Transportation & Infrastructure LLC since January 2018 and Diamond Peak Holdings Corp., since February 2019, and previously served as an independent director of NorthStar Realty Finance Corp. and NorthStar Asset Management Group Inc. from September 2004 and June 2014, respectively through January 2017.
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
Wesley D. Minami. Mr. Minami has served as our independent director since October 2015. Mr. Minami serves as Principal of Billy Casper Golf (operator of over 150 golf course locations with a focus on the redevelopment of owned golf facilities), and President of Billy Casper Golf from 2003 until 2012.
From 1997 to 2002, he served first as Chief Financial Officer, then President of Charles E. Smith Residential Realty, Inc., a REIT listed on the NYSE. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. After the merger of Charles E. Smith Residential Realty, Inc., into a division of Archstone-Trust, Mr. Minami lead the integration process of the two companies. Prior to 1997, Mr. Minami served in various financial positions for entertainment, real estate, and technology entities, including Comsat Corporation, Oxford Realty Services Corporation, Satellite Business Systems and in the role of Chief Financial Officer during the IPO of Ascent Entertainment Group (the owner of Denver Nuggets and Colorado Avalanche).
Mr. Minami also served as a director of NorthStar Realty and NSAM (formed through a spin-off of NorthStar Realty Finance Corp.) from September 2004 and June 2014, respectively, through January 2017. He also served as a director of Ashford Hospitality Trust from 2003 to 2009.
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
Dianne Hurley. Ms. Hurley has served as our independent director since July 2016. Ms. Hurley has served as an independent director and audit committee chair of Griffin-American Healthcare REIT IV, Inc. since February 2016, and as an independent director and audit committee chair of CC Real Estate Income Fund since March 2016, and was an independent director and member of the audit committee of NorthStar/RXR New York Metro Real Estate from February 2015 through December 2018.
Ms. Hurley is the Chief Administrative Officer of A&E Real Estate, an owner/operator of multifamily properties in the New York City Metropolitan area, where she has worked on the firm’s business and administrative management since March 2017. Prior, from January 2015, she was an operational consultant to start-up asset management firms including Stonecourt Capital LP, Imperial Companies and RedBird Capital Partners. Previously, Ms. Hurley served from November 2011 to January 2015, as Managing Director of SG Partners, a boutique executive search firm, where her responsibilities included business development private equity, hedge fund, real estate and investor relations recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in real estate and corporate finance at Edison Schools Inc. and in the real estate department at Goldman Sachs.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2018 by Section 16(a) of the Exchange Act were timely made.
Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted the corporate governance guidelines and codes of ethics discussed below to enhance our effectiveness.
Code of Ethics for Senior Financial Officers
We adopted a code of ethics for senior financial officers applicable to our Chief Executive Officer, Chief Financial Officer and all our other senior financial officers. The code is available on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance.” Amendments to, and waivers from, the code of ethics for senior financial officers will be disclosed on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance.”
Code of Business Conduct and Ethics
We adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our code of business conduct and ethics prohibits employees from providing gifts, meals or anything of value to government officials or employees or members of their families without prior written approval from our General Counsel. The code is available on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
A copy of the Audit Committee charter is available on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
A copy of the Compensation Committee charter is available on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
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
A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.nrecorp.com under the heading “Shareholders-Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Europe Corp., 590 Madison Avenue, 34th Floor, New York, New York 10022, Attn: General Counsel.
Executive Officers
Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below is information regarding the individuals who serve as our executive officers, other than Mr. Nia, whose biographical information is provided under “Board of Directors.”

Name	Age	Position
Mahbod Nia	42	Chief Executive Officer and President
Keith A. Feldman	42	Chief Financial Officer and Treasurer
Trevor K. Ross	41	General Counsel and Secretary

Keith Feldman. Mr. Feldman has served as our Chief Financial Officer and Treasurer since May 2017. Mr. Feldman also serves as a managing director of Colony Capital, Inc., a position he has held since January 2017, and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony Capital, Inc., from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase and KPMG LLP. Mr. Feldman received a Bachelor of Science in accounting from Binghamton University. Mr. Feldman is a CFA charterholder.

Trevor K. Ross. Mr. Ross has served as our General Counsel and Secretary since September 2015. Mr. Ross is responsible for the management of legal affairs and generally provides legal and other support to the operations of NorthStar Realty Europe Corp. Mr. Ross also serves as Managing Director, Deputy General Counsel, Europe at Colony Capital, Inc., a position he has held since January 2017. Mr. Ross is responsible for the management of European legal affairs and generally provides legal and other support to the European operations of Colony Capital.
Prior to joining us, Mr. Ross was a partner in the capital markets practice at Hunton Andrews Kurth LLP. Mr. Ross practiced at Hunton Andrews Kurth from September 2002 until August 2015 where he specialized in capital markets transactions, domestic and cross border mergers and acquisitions, securities law compliance, and corporate governance matters with a particular emphasis on REITs and specialty finance companies. Mr. Ross holds a Bachelor of Business Administration in finance and accounting from Mercer University and a Juris Doctor, cum laude, from the Mercer University School of Law where he served as the Articles Editor of the Mercer Law Review.
Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by the Manager. For purposes of this disclosure, our named executive officers include Messrs. Nia, Feldman and Ross, all of whom are employees of the Manager utilized by the Manager to provide management services for us. During 2018, all of the compensation that we paid to our named executive officers consisted of equity compensation.
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a smaller reporting company.
2018 Equity Grants
Long-Term Bonus Equity Awards
Generally, the Manager is solely responsible for determining and paying all non-equity compensation to our named executive officers, all of whom are employees of the Manager or one of its affiliates; provided that we are not prohibited from separately paying compensation, including the granting of equity awards, to our named executive officers to further incentivize them to take actions that are in the best interests of our stockholders.
Pursuant to the Amended and Restated Management Agreement, each year the Compensation Committee is to determine, in its sole discretion, the aggregate amount, type and the terms of an equity compensation pool (which may include shares of our restricted stock, restricted stock units, or RSUs, LTIP Units or other applicable forms of equity or other stock-based awards in our company) to be allocated among members of management of our company and other employees of the Manager and its affiliated entities. The Manager will then have the discretion to allocate this annual equity compensation pool for each year among the members of management of our company, including our named executive officers, and other employees of the Manager and its affiliated entities.
In March 2018, the Compensation Committee established an annual equity compensation pool under the NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan, or the 2015 Plan, to be allocated among members of management of the Company and other employees of the Manager and its affiliated entities as long-term bonuses for 2017 consisting of an aggregate of 198,000 restricted shares of our common stock and 132,000 performance based RSUs. Approximately 50% of the RSUs, which we refer to as the 2018 Absolute TSR RSUs, are subject to the achievement of performance-based hurdles relating to our absolute total stockholder return, or TSR. The other 50% of the RSUs, which we refer to as the 2018 Relative TSR RSUs, are subject to the achievement of performance-based hurdles based on our TSR relative to the MSCI US REIT Index.
In establishing this pool, the Compensation Committee and the Manager agreed upon the allocations of these awards that were to be made to our named executive officers, which were specifically approved by the Compensation Committee as follows:

Name	Restricted Stock (#)	2018 Absolute TSR RSUs (# at target)	2018 Relative TSR RSUs (# at target)
Mahbod Nia	44,293	14,764	14,764
Keith A. Feldman	19,356	6,452	6,452
Trevor K. Ross	10,172	3,391	3,391
The terms of these grants, which were determined by the Compensation Committee are described in further detail below.
Restricted Stock
The restricted shares of our common stock were subject to vesting in substantially equal installments on March 15, 2019, March 16, 2020 and March 15, 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the applicable vesting date. Cash dividends are paid on all outstanding restricted shares of common stock whether or not then vested.

2018 Absolute TSR RSUs
The 2018 Absolute TSR RSUs will only vest if and to the extent our absolute TSR during the three-year performance period ending on February 28, 2021 exceeds specific hurdles and subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the end of such period. Award recipients may earn up to 200% of the target number of RSUs based on our annual compounded TSR during the performance period in accordance with following schedule, with linear interpolation for performance between levels:

Performance Level	Absolute TSR	Percentage of Target Earned
Threshold	8% compound annual TSR	25%
Target	15% compound annual TSR	100%
Maximum	20% compound annual TSR	200%
None of the RSUs will be earned if our annual compounded TSR for the performance period is less than 8%, and the maximum number of RSUs will only be earned if our annual compounded TSR for the performance period is 20% or greater. Upon vesting, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the beginning of the performance period.
2018 Relative TSR RSUs
The 2018 Relative TSR RSUs will only vest if and to the extent our relative TSR compared to the MSCI US REIT Index during the three-year performance period ending on February 28, 2021 exceeds specific hurdles and subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the end of such period. Award recipients may earn up to 200% of the target number of RSUs based on our relative TSR compared to the MSCI US REIT Index during the performance period in accordance with following schedule, with linear interpolation for performance between levels:

Performance Level	Relative TSR	Percentage of Target Earned
Threshold	50% of compound annual TSR achieved by the MSCI US REIT Index	25%
Target	150% of compound annual TSR achieved by the MSCI US REIT Index	150%
Maximum	200% of compound annual TSR achieved by the MSCI US REIT Index	200%
None of the RSUs will be earned if our annual compounded TSR for the performance period is less than 50% of the annual compounded total return generated by the MSCI US REIT Index, and the maximum number of RSUs will only be earned if our annual compounded TSR for the performance period is 200% of the annual compounded total return generated by the MSCI US REIT Index or greater. In the event that our TSR or the total return generated by the MSCI US REIT Index is negative during the performance period, the relative TSR percentage will be calculated in a manner that measures the difference in absolute value between our annual compounded TSR and the annual compounded total return generated by the MSCI US REIT Index as compared to the absolute value of the annual compounded total return generated by the MSCI US REIT Index. Upon vesting, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the beginning of the performance period.
Retention Awards
During the first three months of 2018, 340,907 RSUs that had previously been granted to key employees of the Manager and its affiliates who are no longer providing services to us were forfeited. In May 2018, in order to assist in the retention of employees of the Manager and its affiliates who are continuing to provide services to us, the Compensation Committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that will be allocated prior to May 2019 to employees of the Manager or its affiliates who are providing services to us as designated by the Compensation Committee, in its discretion.
The restricted shares of common stock granted in May 2018 were subject to vesting in substantially equal installments on May 8, 2019, 2020 and 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the applicable vesting date. Cash dividends are paid on all outstanding restricted shares of common stock whether or not then vested. These restricted shares were granted to our named executive officers in the following amounts: Mr. Nia - 55,000 shares; Mr. Feldman - 70,000 shares; and Mr. Ross - 25,000 shares.

Compensation Paid by the Manager
We generally do not pay any compensation to our named executive officers or specifically reimburse the Manager for compensation it pays to our named executive officers, except for equity compensation as described above, and we are not responsible for determining the amount of any compensation paid to our named executive officers by the Manager. The Amended and Restated Management Agreement does not require, that any specified amount or percentage of the management fees that we pay to the Manager be allocated to our named executive officers. However, in order to allow us to provide our stockholders with more information regarding the compensation of our named executive officers, the Manager has informed us that it estimates that the aggregate compensation paid by the Manager to our named executive officers that may reasonably be associated with their management of our company totaled $2.9 million for 2018, including cash compensation and the value of equity compensation. This aggregate amount represents approximately 18% of the $16.3 million in total management fees (including the base management fee and incentive fee, if any) paid by us to the Manager for 2018. Of this aggregate amount, the Manager has informed us that approximately 40% represented fixed compensation (e.g., salaries) and 60% represented variable compensation (e.g., performance-based bonuses and long-term equity-based compensation). The Manager has informed us that it does not use a specific formula to calculate the variable compensation it pays to our named executive officers’ compensation and that, generally, in determining each named executive officer’s variable compensation, the Manager takes into account factors such as the individual’s position, experience and contribution to our business and the Manager’s business, such individual’s performance and the performance of our company and the Manager, the management fees generated by the Manager from our company, competitive market dynamics and any contractual commitments the Manager has with such individual.
Summary Compensation Table
The following table sets forth the compensation for each of our named executive officers in accordance with Item 402(n) of Regulation S-K.

Name and Principal Position	Year($)	Stock Awards ($)(1)	Total Compensation ($)
Mahbod Nia	2018	$1,779,680	$1,779,680
Chief Executive Officer and President	2017	2,550,100	2,550,100
Keith A. Feldman	2018	1,445,135	1,445,135
Chief Financial Officer and Treasurer	2017	384,496	384,496
Trevor K. Ross	2018	588,319	588,319
General Counsel and Secretary	2017	121,829	121,829
___________________

(1)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in the applicable year. For 2018, includes grants of: (i) restricted shares of our common stock scheduled to vest in substantially equal installments on March 15, 2019, March 16, 2020 and March 15, 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the applicable vesting date; and (ii) Absolute TSR RSUs and Relative TSR RSUs that remain subject to the achievement of cumulative performance goals for the three-year period ending February 28, 2021 and are subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through such date. If we assumed that all of the performance goals for the Absolute TSR RSUs and Relative TSR RSUs would be achieved at the grant date, the value of those awards would have been as follows: Mahbod Nia - $747,058; Keith Feldman - $326,471; and Trevor K. Ross - $171,585. The fair value of these RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 2.44%.

Outstanding Equity Awards at Fiscal Year-End 2018
The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2018.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mahbod Nia	220,341	3,203,758	349,379	5,079,971
Keith A. Feldman	89,356	1,299,236	80,243	1,166,733
Trevor K. Ross	35,172	511,401	49,854	724,877
___________________

(1)	For each of our named executive officers, including the following:

Name	2017 Retention Award(a)	2018 Long-Term Bonus(b)	2018 Retention Award(c)	Total
Mahbod Nia	121,048	44,293	55,000	220,341
Keith A. Feldman	—	19,356	70,000	89,356
Trevor K. Ross	—	10,172	25,000	35,172

(a)
Represents the unvested portion of restricted shares of our common stock that were granted on June 30, 2017 as a retention award in connection with Mr. Nia’s entry into an Amended and Restated Employment Agreement with Colony Capital UK, Ltd. Such shares were scheduled to vest as follows: one-third of the shares on January 10, 2019 and the remaining two-thirds of the shares on January 10, 2020, in each case subject to Mr. Nia’s continued employment through each such vesting date.

(b)
Represents the unvested portion of restricted shares of our common stock that were granted on March 15, 2018 as a portion of long-term bonus for 2017, which were scheduled to vest in substantially equal installments on March 1, 2019, 2020 and 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the applicable vesting date.

(c)
Represents the unvested portion of restricted shares of our common stock that were granted on May 8, 2018 as retention awards, which were scheduled to vest in substantially equal installments on May 8, 2019, 2020 and 2021, subject to the Manager continuing to serve as our manager and the recipient’s continued employment with the Manager (or its parent or one of its parent’s subsidiaries) through the applicable vesting date.

(2)
The value of the awards reflected in the table is based on a price per share or unit of $14.54 per share, which was the closing price on the NYSE of one share of our common stock as of December 31, 2018.

(3)	For each of our named executive officers, including the following:

	Spin-Off Grants		2018 Long-Term Bonus
Name	Absolute TSR RSUs(a)	Relative TSR RSUs(b)	Absolute TSR RSUs(c)	Relative TSR RSUs(d)	Total
Mahbod Nia	129,033	161,290	29,528	29,528	349,379
Keith A. Feldman	24,194	30,241	12,904	12,904	80.243
Trevor K. Ross	16,129	20,161	6,782	6,782	49,854

(a)
Represents the maximum number of shares of our common stock that could be earned (equal to 100% of the RSUs granted) pursuant to RSUs that were granted in connection with the Spin-off with performance-based vesting goals based on our absolute TSR during the period from the grant date through December 31, 2019.

(b)
Represents the maximum number of shares of our common stock that could be earned (equal to 125% of the RSUs granted) pursuant to RSUs that were granted in connection with the Spin-off with performance-based vesting goals based on our relative TSR compared to the MSCI US REIT Index during the period from the grant date through December 31, 2019.

(c)
Represents the maximum number of shares of our common stock that could be earned (equal to 200% of the RSUs granted) pursuant to RSUs that were granted as a portion of long-term bonus for 2018 with performance-based vesting goals based on our absolute TSR during the three-year period ending February 28, 2021.

(d)
Represents the maximum number of shares of our common stock that could be earned (equal to 200% of the RSUs granted) pursuant to RSUs that were granted as a portion of long-term bonus for 2018 with performance-based vesting goals based on our relative TSR compared to the MSCI US REIT Index during the three-year period ending February 28, 2021.

Assuming our performance for the performance periods applicable to these awards continued at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2018, each executive would have: (i) fully earned the Spin-off Absolute TSR RSUs; (ii) fully earned the Spin-off Relative TSR RSUs; (iii) fully earned the 2018 Absolute TSR RSUs and (iv) fully earned the 2018 Relative TSR RSUs. As a result, in accordance with SEC rules, the table reflects: (i) the maximum number of shares of our common stock that could be earned pursuant to the Spin-off Absolute TSR RSUs, (ii) the maximum number of shares of our common stock that could be earned pursuant to the Spin-off Relative TSR RSUs, (iii) the maximum number of shares of our common stock that could be earned pursuant to the 2018 Absolute TSR RSUs and (iv) the maximum number of shares of our common stock that could be earned pursuant to the 2018 Relative TSR RSUs. See “2018 Equity Grants-Long-Term Bonus Equity Awards-2018 Absolute TSR RSUs and -2018 Relative TSR RSUs” above and “Spin-Off Grants-Spin-Off Absolute TSR RSUs and - Spin-Off Relative TSR RSUs” below for additional information relating to these equity awards.
Spin-Off Grants
In connection with the Spin-off, on March 7, 2016, the Compensation Committee granted RSUs subject to the achievement of performance-based vesting conditions under the 2015 Plan to our named executive officers and other executives or employees of the Manager. These grants were made in order to provide long-term incentives to the recipients following the Spin-off and seek to align their interests with those of our stockholders. Approximately 50% of the RSUs, which we refer to as the Absolute TSR RSUs, are subject to the achievement of performance-based hurdles relating to our absolute TSR. The other 50% of the RSUs, which we refer to as the Spin-off Relative TSR RSUs, are subject to the achievement of performance-based hurdles based on our TSR relative to the MSCI US REIT Index. The terms of these grants are described in further detail below.

Spin-off Absolute TSR RSUs
The Spin-off Absolute TSR RSUs will only vest if and to the extent our TSR during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by the Manager (or its parent or one of its parent’s subsidiaries) through the end of such period. In order for all of the RSUs to vest, our annual compounded TSR must equal or exceed 15% during this period. An amount equal to at least 25% but less than 100% of the RSUs will vest if our annual compounded TSR equals or exceeds 8% and is less than 15%, which amount shall be determined through linear interpolation. None of the RSUs will vest if our annual compounded TSR for this period is less than 8%. Upon vesting, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Spin-off Relative TSR RSUs
The Spin-off Relative TSR RSUs will only vest if and to the extent our relative TSR compared to the MSCI US REIT Index during the period from the grant date through December 31, 2019 exceeds specific hurdles and the recipient remains employed by the Manager (or its parent or one of its parent’s subsidiaries) through the end of such period. The recipient will vest in 125% of the number of RSUs granted if our annual compounded TSR equals or exceeds 150% of the annual compounded total return generated by the MSCI US REIT Index during this period. An amount equal to at least 25% but less than 125% of the RSUs will vest and be earned if our annual compounded TSR equals or exceeds 50% and is less than 150% of the annual compounded total return generated by the MSCI US REIT Index, which amount shall be determined through linear interpolation. None of the RSUs will vest or be earned if our annual compounded TSR is less than 50% of the annual compounded total return generated by the MSCI US REIT Index. In the event that our TSR or the total return generated by the MSCI US REIT Index is negative during this period, these percentages will be calculated in a manner that measures the difference in absolute value between our annual compounded TSR and the annual compounded total return generated by MSCI US REIT Index as compared to the absolute value of the annual compounded total return generated by MSCI US REIT Index. Upon vesting, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after the date the RSUs were initially granted.
Termination and Change of Control Arrangements
We do not have any contracts, plans or arrangements that provide for payment to any of our named executive officers in connection with any termination, change of control of our company or change in such officer’s responsibilities, other than those discussed below.
2018 Equity Awards
For each named executive officer, the restricted shares of common stock granted in 2018 pursuant to the long-term bonus equity awards and the retention grants will fully vest in the event that the employment of the named executive officer with the Manager (and its parent and its parent’s subsidiaries, as applicable) is terminated without cause, we terminate the Amended and Restated Management Agreement with our Manager without cause (including a termination that occurs pursuant to the Amendment to the Amended and Restated Management Agreement) or a change of control of our company occurs.
For each named executive officer, in the event that the employment of the named executive officer with the Manager (and its parent and its parent’s subsidiaries, as applicable) is terminated without cause or we terminate the Amended and Restated Management Agreement with our Manager without cause (including a termination that occurs pursuant to the Amendment to the Amended and Restated Management Agreement), then, for each of the 2018 Absolute TSR RSUs and 2018 Relative TSR RSUs, the named executive officer will vest in the greater of 100% of such RSUs (i.e., the target amount) or, if such termination occurs prior to a change of control of our company, the number of such RSUs that would have vested if a change of control of our company had occurred on the date of such termination. The vesting of 2018 Absolute TSR RSUs and 2018 Relative TSR RSUs in connection with a termination as described above is subject to the named executive officer’s execution of a general release of claims in favor of our company and related persons and entities.
Upon a change of control of our company, each named executive officer will be entitled to vesting of a percentage of the 2018 Absolute TSR RSUs and 2018 Relative TSR RSUs based on the greater of (i) a prorated portion of the percentages of such awards that would have been earned based on annualized performance through the date of the change of control (with proration based upon the percentage of the performance period that has elapsed through the date of the change of control) or (ii) the percentages of such awards that would have been earned if our stock price at the end of the performance period had been the same as the stock price on the date of the change of control of our company. If less than 100% of the 2018 Absolute TSR RSUs or 2018 Relative TSR RSUs vest upon a change of control of our company, then the unvested RSUs will be retained and will vest if the recipient remains employed by the Manager (or its parent or one of its parent’s subsidiaries) through the end of the performance period.

Spin-off Grants
For each named executive officer, in the event that the employment of the named executive officer with the Manager (and its parent and its parent’s subsidiaries, as applicable) is terminated without cause or we terminate the Amended and Restated Management Agreement with our Manager without cause (including a termination that occurs pursuant to the Amendment to the Amended and Restated Management Agreement), then, for each of the Spin-off Absolute TSR RSUs and Spin-off Relative TSR RSUs, the named executive officer will vest in the greater of 100% of such RSUs or, if such termination occurs prior to a change of control of our company, the number of such RSUs that would have vested if a change of control of our company had occurred on the date of such termination. In the event that the employment of a named executive officer with the Manager (and its parent and its parent’s subsidiaries, as applicable) is terminated as a result of death or disability, then the named executive officer will retain a pro rata percentage of the Spin-off Absolute TSR RSUs and Spin-off Relative TSR RSUs and vesting of the remaining amount will remain subject to the same performance-based criteria and will be determined at the end of the performance period. In each case, the vesting or retention of Spin-off Absolute TSR RSUs and Spin-off Relative TSR RSUs in connection with a termination as described above is subject to the named executive officer’s execution of a general release of claims in favor of our company and related persons and entities.
Upon a change of control of our company, each named executive officer will be entitled to vesting of a percentage of the Spin-off Absolute TSR RSUs and Spin-off Relative TSR RSUs based on the greater of the percentage of the performance period that has elapsed or the percentages of such awards that would have been earned if our stock price at the end of the performance period had been the same as the stock price on the date of the change of control of our company. If less than 100% of the Spin-off Absolute TSR RSUs or Spin-off Relative TSR RSUs vest upon a change of control of our company, then the unvested RSUs will be retained and will vest if the recipient remains employed by the Manager (or its parent or one of its parent’s subsidiaries) through the end of the performance period.
Reimbursement Agreement
We do not have employment agreements with our named executive officers, but we have entered into a Reimbursement Agreement, dated June 30, 2017, under which we have agreed to pay or directly reimburse the Manager for severance paid to Mr. Nia. In the event that Mr. Nia’s employment with the Manager is terminated either without cause, for good reason or as a result of the Manager electing not to renew his current employment agreement at the expiration of its term, then we will be obligated to pay or directly reimburse the Manager for 50% of any cash payments made by the Manager in connection with such qualifying terminations of employment. Notwithstanding the foregoing, we will not be responsible for the reimbursement of any cash payments if our Board has not consented to the termination, non-renewal or other action taken by the Manager with the intent to create good reason, as applicable.
Nia Restricted Stock Award
Pursuant to the terms of the restricted shares of our common stock that we granted to Mr. Nia in June 2017, all of then unvested restricted shares will become fully vested in the event of a termination of Mr. Nia’s service without cause by us, Colony Capital, a company managed by Colony Capital or any of their subsidiaries, Mr. Nia’s resignation for good reason (as defined in his employment agreement with an affiliate of the Manager), our termination of the Amended and Restated Management Agreement without cause, a termination of Mr. Nia’s service due to his death or disability or a change of control of our company.
Director Compensation
The following sets forth the compensation that we pay to each director who is not an employee of ours or Colony Capital or the director designated for nomination by the Manager pursuant to the Amended and Restated Management Agreement (i.e., each director other than Messrs. Saltzman and Nia, and, prior to his resignation, Mr. Hamamoto), whom we refer to collectively as non-management directors.
Our non-management directors’ fees are as follows: (i) Board members receive an annual director’s cash retainer fee of $75,000; (ii) the chairperson of the Audit Committee receives an additional annual fee of $25,000; (iii) the chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee receive an additional annual fee of $15,000; (iv) members of the Audit Committee (other than the chairperson) receive an additional annual fee of $15,000; (v) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an additional annual fee of $7,500; (vi) the Lead Non-Management Director of our Board receives an additional annual fee of $40,000; (vii) each Board member receives an additional $1,000 for attendance at Board meetings in excess of ten meetings per year; and (viii) each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional $1,000 for attendance at each committee meeting that exceeds six meetings per year. In addition, the non-management directors received a fee of $1,000 for attending each meeting of the Strategic Review Committee held in 2018.
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
Equity awards to our non-management directors may be in the form of restricted common stock, RSUs or LTIP Units. The actual number of shares, RSUs or LTIP Units that we grant is determined by dividing the fixed value of the grant by the closing sale price of our common stock on the NYSE on the grant date.
The following table provides information concerning the compensation of our directors for 2018, other than Mr. Nia who is one of our named executive officers and did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash	Stock Awards(1)		Total

Mario Chisholm	$190,500	$75,000		$265,500
Judith A. Hannaway	233,500	75,000		308,500
Dianne Hurley	163,500	75,000		238,500
Oscar Junquera	198,000	75,000		273,000
Wesley D. Minami	192,500	75,000		267,500
Richard B. Saltzman	—	293,643	(2)	293,643
David T. Hamamoto(3)	—	—		—
___________________________________

(1)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our directors in 2018. The grant date fair value of awards granted to our non-management directors was determined based on the closing price of our common stock on the grant date. As of December 31, 2018, none of the non-management directors nor Mr. Saltzman held any options or unvested stock awards in our company. For additional information with respect to Mr. Hamamoto, see note 3 below.

(2)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718 of awards that were granted in 2018 to Mr. Saltzman. During 2018, Mr. Saltzman was an employees of Colony Capital or one of its subsidiaries and provided services to us pursuant to the Amended and Restated Management Agreement. The awards granted to Mr. Saltzman related to such employment and consisted of a portion of the annual equity compensation pool established by the Compensation Committee for 2018 and, as such, the allocation of such awards to Mr. Saltzman was made by the Manager, in its discretion, consistent with the terms of the Amended and Restated Asset Management Agreement. These grants were comprised of the following and had the same terms as described above under “2018 Equity Grants-Long-Term Bonus Equity Awards” above

Name	Restricted Stock (#)	2018 Absolute TRS RSUs (# at target)	2018 Relative TRS RSUs (# at target)
Richard B. Saltzman	13,257	4,419	4,419
If we assumed that all of the performance goals for the 2018 Absolute TSR RSUs and 2018 Relative TSR RSUs would be achieved at the grant date, the value of those awards received by Mr. Saltzman would have been $223,601.

(3)
As of December 31, 2018, Mr. Hamamoto held 158,065 unvested Spin-off Absolute TSR RSUs and 158,064 unvested Spin-off Relative TSR RSUs. The maximum number of shares of our common stock that may be issuable pursuant to these RSUs is equal to the number of RSUs outstanding, except, as described above under “Outstanding Equity Awards at Fiscal Year-End 2018-Spin-Off Grants-Spin-Off Relative TSR RSUs,” up to 125% of the outstanding Spin-off Relative TSR RSUs could be earned.

Director Compensation
Our Board adopted the following minimum stock ownership guidelines for non-management members of our Board:

Title	Guideline
Non-management Directors	A multiple of 3x annual director cash retainer
Ownership will include: (i) shares or LTIP Units owned individually and by a person’s immediate family members or trusts for the benefit of his or her immediate family members; (ii) RSUs or LTIP Units not yet vested; (iii) shares or LTIP Units held in a 401(k) plan; and (iv) shares or LTIP Units held in deferred or other compensation plans. Directors will not be permitted to sell or otherwise transfer any shares or LTIP Units unless and until such time as they meet these stock ownership guidelines. We believe that requiring ownership of our stock creates alignment between directors and stockholders and encourages directors to act to increase stockholder value. As of December 31, 2018, all of the directors are in compliance with our stock ownership guidelines and there are currently no pledges of stock, RSUs, LTIP Units or other equity awards by directors.
Compensation Committee Interlocks and Insider Participation
During 2018, the following directors, all of whom are independent directors, served on our Compensation Committee: Messrs. Chisholm and Junquera and Ms. Hannaway. None of our executive officers serve as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Stock
The following table set forth as of March 8, 2019, the number and percentage of shares of our common stock beneficially owned by:

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
The following table also sets forth the number and percentage of shares of our common stock beneficially owned by each person, known to us, to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock in each case, based solely on, and as of the date of, such person’s filing of Schedule 13D or Schedule 13G (or an amendment thereto) with the SEC:

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Number		Percentage(3)
Principal Stockholders
Colony Capital Operating Company, LLC
Colony Capital, Inc.	5,636,537	(4)	11.3%
The Vanguard Group	3,865,853	(5)	7.8%
Senvest Management, LLC
Richard Mashaal	4,757,009	(6)	9.6%
BlackRock, Inc.	5,934,980	(7)	11.9%
Directors, Director Nominees and Executive Officers:
Mario Chisholm	38,346		*
Judith A. Hannaway	39,323	(8)	*
Dianne Hurley	34,236		*
Oscar Junquera	41,336	(9)	*
Wesley D. Minami	46,538	(10)	*
Mahbod Nia	412,384	(11)	*
Richard B. Saltzman	—		*
Keith A. Feldman	101,039	(12)	*
Trevor K. Ross	64,929	(13)	*
All directors and executive officers as a group	778,131	(14)	*
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

(2)	The address of each of the directors and executive officers is 590 Madison Avenue, 34th Floor, New York, NY 10022.

(3)	Percentages are based on 49,807,566 shares of common stock outstanding as of March 8, 2019.

(4)
Based on information included in the Schedule 13D/A filed by Colony Capital Operating Company, LLC and Colony Capital, Inc. (collectively, “CLNY”) on December 1, 2017 (the “CLNY 13D”). According to the CLNY 13D, each of Colony Capital Operating Company, LLC and Colony Capital, Inc. beneficially owns 5,636,537 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of CLNY is 515 S. Flower Street, 44th Floor, Los Angeles, California 90071.

(5)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 11, 2019 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 3,865,853 shares of our common stock, with sole voting power over 47,319 shares, shared voting power over 17,260 shares, sole dispositive power over 3,807,830 shares and shared dispositive power over 58,023 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)
Based on information included in the Schedule 13D filed by Senvest Management, LLC and Richard Mashaal (collectively, “Senvest”) on September 25, 2018 (the “Senvest 13G”). According to the Senvest 13G, each of Senvest Management, LLC and Richard Mashaal beneficially owns 4,757,009 shares of our common stock and have shared voting power and shared dispositive power over such shares. The address of Senvest is 540 Madison Avenue, 32nd Floor, New York, NY 10022.

(7)
Based on information included in the Schedule 13G/A filed by BlackRock, Inc. on March 8, 2019 (the “BlackRock 13G”). According to the BlackRock 13G, BlackRock, Inc. beneficially owns 5,934,980 shares of our common stock, with sole voting power over 5,934,980 shares and sole dispositive power over 5,822,0577 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(8)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units.

(9)	Includes 17,528 LTIP Units.

(10)	Includes: (i) 2,383 Common Units and (ii) 17,528 LTIP Units.

(11)	Excludes shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(12)	Includes 5,780 Common Units. Excludes shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(13)	Includes 1,773 Common Units. Excludes shares of our common stock subject to RSUs previously issued by us, which will only be issued if and to the extent future performance conditions are met.

(14)	See footnotes (8)-(13).
Equity Compensation Plan Information
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Incentive Plans(2)
Equity Compensation Plan Approved by Stockholders	1,818,415	—	9,007,065
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	1,818,415	—	9,007,065
___________________________________

(1)
As of December 31, 2018, represents shares of our common stock issuable (i) in exchange for 284,623 Common Units that were distributed in connection with the Spin-off with respect to units in the operating partnership of NorthStar Realty that were originally granted as equity compensation awards, (ii) in exchange for Common Units into which 52,584 LTIP units may be converted conditioned on minimum allocations to the capital accounts of the LTIP units for federal income tax purposes and (iii) in exchange for 1,481,208 RSUs granted subsequent to the Spin-off, which remain to performance-based vesting hurdles and represent the number of shares of our common stock issuable at maximum performance. Each of the Common Units is redeemable at the election of the holder; provided that upon receipt of a redemption request we may elect to exchange the tendered units for either (i) cash equal to the then fair value of one share of our common stock or (ii) one share of our common stock, at our option in our capacity as general partner of our Operating Partnership.

(2)
Represents shares of our common stock available for issuance pursuant to the 2015 Plan. Pursuant to the terms of the 2015 Plan, the number of shares of common stock reserved for issuance thereunder automatically increases on January 1, 2017 and each January 1st thereafter by 2% of the outstanding number of shares of our common stock on the immediately preceding December 31st.

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
The Company entered into a management agreement with an affiliate of the Manager in November 2015 (the “Original Management Agreement”). On November 9, 2017, the Company entered into an Amended and Restated Management Agreement with an affiliate of the Manager, effective as of January 1, 2018 (the “Amended and Restated Management Agreement”). As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors (the “Board”). Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The Amended and Restated Management Agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
On November 7, 2018, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Management Agreement with an affiliate of the Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement (the date of such termination, the “Termination Date”) upon the earlier of (i) the closing of an NRE

Change of Control (as defined in the Amended and Restated Management Agreement) and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of December 31, 2018, the termination fee due to the Manager was $64.6 million.
Term
The Amendment provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of an NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) April 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on April 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.
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
For the year ended December 31, 2018, the Company incurred $16.3 million, related to the base management fee.
Under the Original Management Agreement, for the years ended December 31, 2017 and 2016, the Company incurred $14.4 million and $14.1 million, respectively, related to the base management fee. The Original Management Agreement base management fee to the Manager was $14 million subject to increase by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management

Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31 of the applicable calendar year. Subject to the conditions set forth in Section 4(d) of the Amended and Restated Management Agreement for common stock payments, the Company may elect to pay the Incentive Fee, if any, in cash or in shares of restricted common stock or shares of unrestricted common stock repurchased by the Company in the open market or a combination thereof. Any shares of common stock delivered by the Company will be subject to lock-up restrictions that will be released in equal one-third increments on each anniversary of the end of the measurement period with respect to which such incentive fee was earned. In calculating the value of the shares of the Company’s common stock paid in satisfaction of the Incentive Fee obligation, the shares of restricted common stock will be valued at the higher of: (i) the volume weighted average trading price per share for the ten consecutive trading days (as defined in the Amended and Restated Management Agreement) ending on the trading day prior to the date the payment is due and (ii) the Company’s EPRA NAV per share, based on the Company’s most recently published EPRA NAV and the Weighted Average Shares as of the end of the period with respect to which such EPRA NAV was published. For the year ended December 31, 2018, the Company recorded an Incentive Fee of $5.4 million. The Company’s board of directors elected to pay the Incentive Fee in cash.
Under the Original Management Agreement, for the years ended December 31, 2017 and 2016, the Company did not incur an incentive fee. The incentive fee under the Original Management Agreement was calculated and was payable quarterly in arrears in cash, equal to:

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
Costs and Expenses
Pursuant to the Amended and Restated Management Agreement, the Company is responsible to pay (or reimburse the Manager)for all of the Company’s direct, out of pocket costs and expenses of the Company as a stand alone company incurred by or on behalf of the Company and its subsidiaries, all of which must be reasonable, customary and documented. Internalized Service Costs (as defined below) are not intended to be covered costs and expenses under this provision and are subject to the limits described in the next paragraph.
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
For the year ended December 31, 2018, the Manager allocated $1.0 million of Internalized Service Costs to the Company, which is recorded in general and administration expenses in the consolidated statements of operations.
Equity Based Compensation
In addition, pursuant to the Amended and Restated Management Agreement, the Company expects to make annual equity compensation grants to management of the Company and other employees of the Manager, provided that the aggregate annual grant amount, type and other terms of such equity compensation must be approved by the Company’s compensation committee. The Manager will have discretion in allocating the aggregate grant among the Company’s management and other employees of the Manager.
Beginning with the Company’s 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by the Company’s board of directors for election at each annual meeting. In the third quarter 2018, for the 2018 annual stockholders’ meeting, the Manager nominated one individual to the Company’s board of directors.
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
Manager Ownership of Common Stock
As of December 31, 2018, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.3% of the total outstanding common stock.
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
Tax Matters
We have agreed to use our reasonable best efforts to qualify for taxation as a REIT for our taxable year ended December 31, 2015. NorthStar Realty has agreed to use its reasonable best efforts to maintain its REIT status for its taxable year ended December 31, 2015, unless NorthStar Realty obtains an opinion from a nationally recognized tax counsel or a private letter ruling from the IRS, on which we can rely, substantially to the effect that NorthStar Realty’s failure to maintain its REIT status will not prevent us from making a valid REIT election for any taxable year, or otherwise cause us to fail to qualify for taxation as a REIT for any taxable year, pursuant to Section 856(g)(3) of the Code. We have also agreed to use commercially reasonable efforts to cooperate with NorthStar Realty as necessary to enable NorthStar Realty to qualify for taxation as a REIT and receive customary legal opinions concerning our qualification and taxation as a REIT, including by providing information and representations to NorthStar Realty and its tax counsel with respect to the composition of our income and assets, the composition of the holders of our stock and our organization, operation and qualification as a REIT for our taxable year ended December 31, 2015.
We have also agreed to indemnify NorthStar Realty against all taxes attributable to the Spin-off (other than taxes incurred by NorthStar Realty under Code section 311(b)). Additionally, we have agreed to indemnify NorthStar Realty against all taxes due with respect to NorthStar Realty, its subsidiaries, business or assets that are attributable to our failure to qualify as a REIT for our taxable year ended December 31, 2015, unless such failure was wholly or primarily attributable to NorthStar Realty, its subsidiaries, its business or its assets. NorthStar Realty has agreed to indemnify us against all taxes due with respect to us, our subsidiaries, our business and our assets relating to periods prior to the Distribution and for any taxes due with respect to us, our subsidiaries, our business and our assets that are attributable to NorthStar Realty’s failure to qualify as a REIT for its taxable year ended December 31, 2015 unless such failure was wholly or primarily attributable to us, our subsidiaries, our business or our assets.
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
Item 14. Principal Accountant Fees and Services
Aggregate fees billed by PricewaterhouseCoopers our principal accountant, for the fiscal years ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Year Ended December 31,
Type of Fee	2018	2017
Audit fees(1)	$2,141	$3,076
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2,141	$3,076

________________

(1)
Audit fees consisted principally of fees for the audit of our financial statements and registration statement-related services performed pursuant to SEC filing requirements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Fees for audit services for the fiscal years ended December 31, 2018 and 2017 include fees billed associated with the annual audits, the quarterly review of the Form 10-Q for the three month periods ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2017, June 30, 2017, September 30, 2017 and for other attest services, including issuance of consents and other documents filed by us with the SEC.
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

PART IV

Item 15.   Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2018

(a) 3. Exhibit Index:

Exhibit Number		Description of Exhibit
2.1
Separation Agreement between NorthStar Realty Europe Corp. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)

3.1		Articles of Amendment and Restatement of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on October 23, 2015)
3.2		Articles of Amendment, dated August 3, 2018 (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
3.3		Amended and Restated Bylaws, effective as of August 3, 2018 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
10.1
Amendment No. 1, dated November 7, 2018, to the Amended and Restated Asset Management Agreement, between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 8, 2018)

10.2
Share Sale and Purchase Agreement dated November 5, 2018 by and among Symbol I - T S.á r.l., Symbol II - T  S.á r.l., Symbol III - T S.á r.l., Symbol IV - T S.á r.l., Symbol Holdco C-T S.á r.l., and Symbol V - T S.á r.l., Platin 1680 GmbH and Luxembourg Investment Company 271 S.á r.l. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Quarterly Report on Form 10Q filed on November 6, 2018)

10.3
Amended and Restated Asset Management Agreement amending that certain Asset Management Agreement between NorthStar Realty Europe Corp. and an affiliate of NorthStar Asset Management Group Inc. dated as of November 9, 2017, by and among NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC (incorporated by reference to Exhibit 10.1 to NorthStar Realty Europe’s Annual Report on Form 10K filed on March 13, 2018)

10.4
First Amendment to Credit Agreement and New Lender Joinder Agreement dated March 9, 2018, to amend the Amended and Restated Credit Agreement dated April 6, 2017, among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., the Lender party thereto, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Europe’s Annual Report on Form 10K filed on March 13, 2018)

10.5
Amended and Restated Credit Agreement, dated as of April 6, 2017, by and among NorthStar Realty Europe Limited Partnership, as borrower, NorthStar Realty Europe Corp., as guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated as sole lead arranger and bookrunner and Bank of America, N.A. as administrative agent and the other commercial bank lenders thereto (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K for the period April 6, 2017 and filed on April 6, 2017)

10.6
Waiver Letter by and among NorthStar Realty Europe Corp. and an affiliate of Colony NorthStar, Inc. dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to NorthStar Realty’s Europe’s Quarterly Report on Form 10-Q filed on November 9, 2017)

10.7
Amendment Agreement dated September 5, 2017 by and among Prime Holdco C-T S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as mandated lead arranger, lender, finance agent to the other finance parties thereto, and security trustee, and Capita Trust Company Limited, as English security trustee, to that certain Amendment and Restatement Agreement, dated as of July 1, 2015, by and among Prime Holdco C-T, S.à r.l., the borrowers and guarantors identified therein, Aareal Bank AG, as the agent, arranger and original lender, and the other parties identified therein (incorporated by reference to Exhibit 10.1 to NorthStar Realty’s Europe’s Current Report on Form 8-K filed on September 11, 2017)

10.8
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Europe Limited Partnership dated October 31, 2015 (incorporated by reference to Exhibit 10.4 to NorthStar Realty Europe’s Current Report on Form 8-K filed on November 3, 2015)

10.9
Form of NorthStar Realty Europe Corp. 2015 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

10.10
Form of Indemnification Agreement between NorthStar Realty Europe Corp. and each of its directors and executive officers (incorporated by reference to Exhibit 10.14 to NorthStar Realty’s Europe’s Registration Statement on Form S-11 filed on October 9, 2015)

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
The following materials from the NorthStar Realty Europe Corp. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements

_____________________________
* Filed herewith.

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	March 13, 2019	By:	/s/ MAHBOD NIA
			Name:	Mahbod Nia
			Title:	Chief Executive Officer and President

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

Signature	Title	Date
/s/ MAHBOD NIA	Chief Executive Officer and President	March 13, 2019
Mahbod Nia	(Principal Executive Officer)

/s/ KEITH A. FELDMAN	Chief Financial Officer and Treasurer	March 13, 2019
Keith A. Feldman	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD B. SALTZMAN	Chairman and Director	March 13, 2019
Richard B. Saltzman

/s/ JUDITH A. HANNAWAY	Director	March 13, 2019
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 13, 2019
Wesley D. Minami

/s/ MARIO CHISHOLM	Director	March 13, 2019
Mario Chisholm

/s/ OSCAR JUNQUERA	Director	March 13, 2019
Oscar Junquera

/s/ DIANNE HURLEY	Director	March 13, 2019
Dianne Hurley