Form 10-Q
period 2019-03-31
NorthStar Realty Europe Corp.
filed 2019-05-08
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class common stock, par value $0.01 per share	NRE	New York Stock Exchange
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 50,313,317 shares outstanding as of May 2, 2019.

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

•	general foreign exchange risk associated with properties located in European countries located outside of the Euro Area, including the United Kingdom;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	CLNY’s ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	the historical consolidated financial statements included in this Quarterly Report on Form 10-Q not providing an accurate indication of our performance in the future;

•	our status as an emerging growth company; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the SEC included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Operating real estate, gross	$843,212	$844,809
Less: accumulated depreciation	(68,143)	(64,187)
Operating real estate, net	775,069	780,622
Preferred equity investments	39,754	39,090
Cash and cash equivalents	453,373	438,931
Restricted cash	5,093	5,592
Receivables, net of allowance of $232 and $236 as of March 31, 2019 and December 31, 2018, respectively	8,097	8,989
Assets held for sale	45,891	73,345
Derivative assets, at fair value	5,255	6,440
Intangible assets, net and goodwill	25,390	58,173
Other assets, net	47,805	14,317
Total assets	$1,405,727	$1,425,499
Liabilities
Mortgage and other notes payable, net	$663,214	$682,912
Accounts payable and accrued expenses	21,935	22,367
Due to affiliates (refer to Note 6)	10,227	9,630
Intangible liabilities, net	9,492	9,722
Liabilities related to assets held for sale	2,007	1,498
Other liabilities	16,473	21,267
Total liabilities	723,348	747,396
Commitments and contingencies
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 49,783,016 and 49,807,448 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	497	498
Additional paid-in capital	863,112	862,240
Retained earnings (accumulated deficit)	(167,063)	(170,669)
Accumulated other comprehensive income (loss)	(18,322)	(18,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	678,224	673,645
Noncontrolling interests	4,155	4,458
Total equity	682,379	678,103
Total liabilities, redeemable noncontrolling interest and equity	$1,405,727	$1,425,499

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Lease income	$17,084	$32,565
Interest income	1,611	729
Other income	475	278
Total revenues	19,170	33,572
Expenses
Properties - operating expenses	2,906	6,802
Interest expense	3,680	6,107
Transaction costs	762	481
Management fee, related party	3,888	4,157
Other expenses	737	1,424
General and administrative expenses	1,736	1,878
Compensation expense	1,287	365
Depreciation and amortization	5,913	11,651
Total expenses	20,909	32,865
Other income (loss)
Other gain (loss), net	(2,517)	(3,002)
Extinguishment of debt	(194)	—
Gain on sales, net	17,725	1,266
Income (loss) before income tax benefit (expense)	13,275	(1,029)
Income tax benefit (expense)	(2,152)	(39)
Net income (loss)	11,123	(1,068)
Net (income) loss attributable to noncontrolling interests	(62)	(4)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$11,061	$(1,072)
Earnings (loss) per share:
Basic	$0.22	$(0.02)
Diluted	$0.22	$(0.02)
Weighted average number of shares:
Basic	49,314,342	55,192,762
Diluted	50,670,072	55,603,500

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$11,123	$(1,068)
Other comprehensive income (loss):
Foreign currency translation adjustment, net	102	20,001
Total other comprehensive income (loss)	102	20,001
Comprehensive income (loss)	11,225	18,933
Comprehensive (income) loss attributable to noncontrolling interests
Net income (loss)	(62)	(4)
Foreign currency translation adjustment, net	—	(130)
Total comprehensive (income) loss attributable to noncontrolling interests	(62)	(134)
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$11,163	$18,799

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—		(20)	—	—	(20)	20	—
Conversion of Common Units to common stock (refer to Note 9)	23	—	216	—	—	216	(216)	—
Redemption of Common Units	—	—	—	—	—	—	(551)	(551)
Amortization of equity-based compensation (refer to Note 7)	—	—	402	—	—	402	—	402
Issuance and vesting of restricted stock, net of tax withholding	198	2	(2)	—	—	—	—	—
Retirement of shares of common stock	(1,051)	(11)	(13,339)	—		(13,350)	—	(13,350)
Other comprehensive (loss)	—	—	—	—	19,871	19,871	130	20,001
Dividends on common stock and equity-based compensation(1)	—	—	—	(8,332)	—	(8,332)	(60)	(8,392)
Net income (loss)	—	—	—	(1,072)	—	(1,072)	4	(1,068)
Balance as of March 31, 2018 (Unaudited)	54,572	$546	$927,836	$(356,457)	$45,489	$617,414	$3,973	$621,387

Balance as of December 31, 2018	49,807	$498	$862,240	$(170,669)	$(18,424)	$673,645	$4,458	$678,103
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	186	—	—	186	(186)	—
Conversion of Common Units to common stock (refer to Note 9)	22	—	132	—	—	132	(132)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	1,287	—	—	1,287	—	1,287
Tax withholding related to vesting of restricted stock	(46)	(1)	(733)	—	—	(734)	—	(734)
Other comprehensive income (loss)	—	—	—	—	102	102	—	102
Dividends on common stock and equity-based compensation(1)	—	—	—	(7,455)	—	(7,455)	(47)	(7,502)
Net income (loss)	—	—	—	11,061	—	11,061	62	11,123
Balance as of March 31, 2019 (Unaudited)	49,783	$497	$863,112	$(167,063)	$(18,322)	$678,224	$4,155	$682,379
________________

(1)	For each of the three months ended March 31, 2019 and 2018 and the Company paid $0.15 of dividends per share of common stock.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$11,123	$(1,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,913	11,651
Amortization of deferred financing costs	483	717
Amortization of equity-based compensation	1,287	365
Allowance for uncollectible accounts	158	124
Other (gain) loss, net	2,517	3,002
Gain on sales, net	(17,725)	(1,266)
Extinguishment of debt	194	—
Amortization of capitalized above/below market leases	(251)	137
Straight line rental income	98	(3,600)
Deferred income tax (benefit)/expense, net	185	(151)
Changes in assets and liabilities:
Receivables	(776)	2,765
Other assets	(1,547)	(2,636)
Accounts payable and accrued expenses	1,883	(2,337)
Due to related party	157	839
Other liabilities	(4,151)	2,252
Net cash provided by (used in) operating activities	(452)	10,794
Cash flows from investing activities:
Improvements of operating real estate	(1,307)	(4,285)
Proceeds from sale of operating real estate	41,838	(260)
Settlement of foreign currency forwards	1,146	(1,740)
Escrow release	568	154
Deferred leasing costs	(505)	(398)
Net cash provided by (used in) investing activities	41,740	(6,529)
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(17,094)	—
Payment of financing costs	—	(445)
Tax withholding related to vesting of equity-based compensation	(293)	—
Repurchase of common stock	—	(10,662)
Dividends	(7,502)	(8,392)
Distributions to noncontrolling interest	—	18
Net cash provided by (used in) financing activities	(24,889)	(19,481)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(3,865)	2,308
Net increase (decrease) in cash and cash equivalents and restricted cash	12,534	(12,908)
Cash and cash equivalents and restricted cash—beginning of period	446,128	71,582
Cash and cash equivalents and restricted cash—end of period	$458,662	$58,674

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash
Beginning of the period
Cash and cash equivalents	$438,931	$64,665
Restricted cash	5,592	6,917
Cash and restricted cash included in assets held for sale	1,605	—
Total cash, cash equivalents and restricted cash, beginning of period	$446,128	$71,582

End of period
Cash and cash equivalents	$453,373	$50,204
Restricted cash	5,093	8,470
Cash and restricted cash included in assets held for sale	196	—
Total cash, cash equivalents and restricted cash, end of period	$458,662	$58,674

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Common Units to common stock	$132	$216
Redemption of Common Units	—	551
Reclassification of other assets and liabilities to assets held for sale	556	823
Tax withholding related to vesting of equity-based compensation	(440)	—
Retirement of shares of common stock	—	2,677
Reallocation of interest in Operating Partnership	186	20
Accrued capital expenditures, deferred assets	(836)	91

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
The Company is externally managed and advised by an affiliate of the Manager. References to “the Manager” refer to Colony Capital, Inc. (“Colony Capital” or “CLNY”), formerly known as Colony NorthStar, Inc., before June 25, 2018.
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

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation. Unrealized gain (loss) on derivatives and other has been renamed to other gain (loss), net and realized gain (loss) on sales and other has been renamed to gain on sales, net for presentational purposes only. Additionally, the Company has reclassified the gain (loss) on net cash on derivatives from realized gain (loss) on sales and other to other gain (loss), net on the consolidated statements of operations for the three months ended March 31, 2018 (refer to Note 10).
Finally, in connection with the new leasing guidance under ASU 2016-02, which the Company adopted on January 1, 2019, the Company has combined the rental income and escalation income line items into one line item, lease income. Further, in connection with the new leasing guidance, the Company has reclassified below market ground lease from intangible assets, net and goodwill

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on the consolidated balance sheets to the operating lease right of use asset recorded in other assets, net and operating lease liability recorded in other liabilities on the consolidated balance sheets as of March 31, 2019 (refer below for details on the new guidance).
Prior Period Adjustments
In connection with the new share-based payment guidance under ASU 2018-07, which the Company early adopted on July 1, 2018, the Company was required to retrospectively adjust compensation expense for the three months ended March 31, 2018 by $0.2 million. This prior period adjustment did not have a material impact on the previously stated earnings per share (“EPS”) disclosed for the three months ended March 31, 2018.
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized net to rental income and in-place leases is amortized into depreciation and amortization expense, respectively, in the consolidated statements of operations on a straight-line basis over the respective remaining lease term.
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
The following table presents identified intangibles as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$40,197	$(23,138)	$17,059	$40,545	$(22,031)	$18,514
Above-market lease	3,104	(1,523)	1,581	3,042	(1,401)	1,641
Below-market ground lease(1)	—	—	—	32,552	(1,420)	31,132
Goodwill(2)	6,750	N/A	6,750	6,886	N/A	6,886
Total	$50,051	$(24,661)	$25,390	$83,025	$(24,852)	$58,173

Intangible liabilities:
Below-market lease	$16,637	$(7,145)	$9,492	$16,305	$(6,583)	$9,722
Total	$16,637	$(7,145)	$9,492	$16,305	$(6,583)	$9,722
_____________________________

(1)
Upon adoption of the new lease standard on January 1, 2019, the Company has reclassified below market ground lease from intangible assets, net and goodwill on the consolidated balance sheets to the operating lease right of use asset recorded in other assets, net on the consolidated balance sheets as of March 31, 2019.

(2)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets		Intangible Liabilities
	In-place Leases, Net	Above-market Leases, Net	Below-market Leases, Net
Remaining 2019	$3,903	$278	$1,281
2020	3,618	371	1,678
2021	3,042	371	1,517
2022	2,216	352	1,517
2023	1,396	209	1,517
2024 and thereafter	2,884	—	1,982
Total	$17,059	$1,581	$9,492

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Other assets:
Prepaid expenses	$1,598	$581
Deferred leasing and other costs, net	3,998	3,710
Deferred tax assets, net	601	801
Straight-line rent, net	7,575	7,479
Operating lease right of use asset	31,786	—
Other	2,247	1,746
Total	$47,805	$14,317

	March 31, 2019	December 31, 2018
Other liabilities:
Deferred tax liabilities	$5,027	$5,123
Prepaid rent received and unearned revenue	7,668	9,867
Tenant security deposits	3,677	3,914
Prepaid escalation and other income	—	2,121
Operating lease liability	26	—
Other	75	242
Total	$16,473	$21,267
Revenue Recognition
Operating Real Estate
Lease income from operating real estate is derived from leasing of space to various types of tenants. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals, subject to indexation, and expense reimbursements to be paid in quarterly or monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in other assets, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Lease income also represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Rental amounts due under tenant leases are generally subject to scheduled adjustments. The following tables present approximate future rental income under noncancelable operating leases to be received over the next five years and thereafter as of March 31, 2019 and December 31, 2018 (dollars in thousands):

As of March 31, 2019(1)
Remaining 2019	$41,843
Years ending December 31:
2020	45,162
2021	41,087
2022	35,072
2023	35,375
Thereafter	93,273
Total	$291,812
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of March 31, 2019.

As of December 31, 2018(1)
Years Ending December 31:
2019	$56,237
2020	46,178
2021	42,021
2022	35,736
2023	35,796
Thereafter	93,781
Total	$309,749
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of December 31, 2018.
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
Earnings Per Share
The Company’s basic equity per share (“EPS”) is calculated using the two-class method for each class of common stock and participating security as if all earnings had been distributed by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the maximum potential dilution that could occur from the Company’s share-based compensation, consisting of unvested restricted stock awards, restricted stock units (“RSUs”), performance common stock or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including limited partnership interests in the Operating Partnership owned by holders other than the Company (“Common Units”) and Common Units which are structured as profits interests (“LTIP Units” collectively referred to as Unit Holders). Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period. The Company’s unvested restricted stock awards and LTIP Units contain rights to receive non-forfeitable dividends and thus are participating securities. Due to the existence of these participating securities, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. Under the two-class method, net income is first reduced for distributions declared on all classes of participating securities to arrive at undistributed earnings. Under the two-class method, net loss is reduced for

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

distributions declared on participating securities only if such security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. For the three months ended March 31, 2019 and 2018, the Company reclassified $(1.3) million, and $0.3 million, respectively, of CTA to gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2019 and 2018. Dividends distributed for the year ended December 31, 2018 were characterized, for U.S. federal income tax purposes, as capital gains.
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
For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The Company recorded an income tax expense of $2.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Income tax expense recorded for the three months ended March 31, 2019 includes a $2.0 million capital gains tax related to assets sold in the first quarter 2019.
Recent Accounting Pronouncements: Accounting Standards Adopted in 2019
Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU No. 2016-02) which amended lease accounting standards, along with several clarifying amendments were codified in Accounting Standards Codification (“ASC”) Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as a right of use (“ROU”) asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019. Comparative periods have not been restated and continue to re reported under the standards in effect for those prior periods.
ASC 842 limits the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 did not have a material impact on the statement of operations.
The Company applied the package of practical expedients, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements. The Company did not however elect the hindsight practical expedient to determine the lease terms for existing leases.
Lessee Accounting - The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee either as a finance lease, which represents a financed purchased of the leased asset, or as an operating lease. The Company's operating leases relate primarily ground leases acquired with real estate. For these ground and office leases, the Company has elected the accounting policy to combine lease and related nonlease components as a single lease component.
ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of lease payments over the lease term. The ROU assets also include capitalized initial direct costs offset by lease incentives. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company made the accounting policy election to recognize lease payments from short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or the option to terminate would be exercised.
As the implicit rate is not readily determinable in most leases, the present value of the remaining lease payments was calculated for each lease using an estimated incremental borrowing rate, which is the interest rate that the Company would have to pay to borrow over the lease term on a collateralized basis.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
The Company recognized operating lease right of use asset of $31.8 million in other assets, net and a corresponding operating lease liability of $24.0 thousand in other liabilities for ground leases in its real estate portfolio. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including straight-line rent, lease incentives, prepaid or deferred rent and ground lease obligation intangibles.
Lessor Accounting - The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Lease revenue is composed of rental income, which includes the effect of minimum rent increases and rent abatements and tenant reimbursements, such as common area maintenance costs and other costs associated to the leases.
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Nonlease components of tenant reimbursements for net leases qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Lease revenue is recognized on a straight-line basis over the remaining lease term and is included in property operating income on the consolidated statements of operations. The Company receives variable lease revenues from tenant reimbursements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the new standard, lessors are required to evaluate the collectability of all lease payments based upon the creditworthiness of the lessee. Lease revenue is recognized only to the extent collection is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease revenue and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. Upon adoption of ASC 842, the Company determined that collection of certain lease receivables, net of allowance for bad debts, is probable based on an evaluation of the tenants' creditworthiness and no cumulative adjustment to equity was required.
Recent Accounting Pronouncements: Future Application of Accounting Standards
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
Fair Value Disclosures - In August 2018, the FASB issued guidance (ASU No. 2018-13) that requires new disclosures of changes in unrealized gains and losses in OCI for recurring Level 3 fair value of instruments held at balance sheet date, as well as the range and weighted average or other quantitative information, if more relevant, of significant unobservable inputs for recurring and nonrecurring Level 3 fair values. Certain disclosures are now eliminated, specifically around the valuation process required for Level 3 fair values, policy for timing of transfers between levels of the fair value hierarchy, as well as amounts and reason for transfers between Levels 1 and 2. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material effect on the Company’s existing disclosures.
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

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Land	$264,508	$269,149
Buildings and improvements	371,771	373,446
Building and leasehold interests	177,828	173,782
Tenant improvements	29,105	28,432
Operating real estate, gross	843,212	844,809
Less: accumulated depreciation	(68,143)	(64,187)
Operating real estate, net	$775,069	$780,622

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			Assets(1)(2)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net(3)	Intangible Assets, Net	Other Assets	Total	Other Liabilities
As of March 31, 2019:
Marly, France	Other	1	$42,416	$—	$3,475	$45,891	$2,007
Total		1	$42,416	$—	$3,475	$45,891	$2,007
As of December 31, 2018:
Bremen, Germany(3)(5)	Other	1	$1,060	$18	$—	$1,078	$—
Werl, Germany(3)(4)	Other	1	2,866	—	4	2,870	—
Marly, France	Other	1	43,208	—	3,897	47,105	1,498
Frankfurt, Germany(5)	Office	1	21,274	216	802	22,292	—
Total		4	$68,408	$234	$4,703	$73,345	$1,498
_____________________________

(1)
The assets and liabilities classified as held for sale are expected to be sold as either asset sales or share sales subject to standard industry terms and conditions. The asset held for sale as of March 31, 2019 contributed $0.6 million and $0.7 million of revenue and $0.2 million and $(0.1) million of income (loss) before income tax benefit (expense) for the three months ended March 31, 2019 and 2018, respectively. The assets held-for-sale as of December 31, 2018 contributed $1.3 million and $1.6 million of revenue and $0.4 million and $(0.3) million of income (loss) before income tax benefit (expense) for the three months ended March 31, 2019 and 2018, respectively.

(2)
Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $3.8 million and $6.9 million, respectively, as of March 31, 2019 and December 31, 2018, prior to being reclassified into held for sale.

(3)	Net of impairment loss of $0.3 million and $0.5 million, respectively, on the non-core retails assets in Bremen and Werl, Germany.

(4)	Asset was sold in February 2019.

(5)	Assets were sold in March 2019.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the three months ended March 31, 2019 (dollars in thousands):

Properties	3
Carrying Value	$26,003
Sales Price(1)(2)	$44,343
Net Proceeds	$44,110
Gain (3)(4)	$18,107
_____________________________

(1)	The Company sold a total of three properties for approximately €39 million.

(2)	Represents proceeds net of sales costs prior to the repayment of the associated property debt. The Company repaid $17.1 million of associated property debt, including release premiums.

(3)	The Company also recorded a gain on sale of $0.9 million related to the release of escrow accounts, net other gains and losses offset by $1.3 million CTA loss.

(4)
The Company did not dispose of any assets for the three months ended March 31, 2018 but recorded a $1.3 million gain related to the release of escrow accounts and CTA release, net other gains and losses.

4.	Preferred Equity Investments
In December 2018, in connection with the sale of Trianon Tower, the Company retained a $5.6 million (€5 million) interest in the form of preferred equity, which the Company accounts for as a debt investment.
In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $34.1 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the Company’s preferred equity investments as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
Asset Type	Principal Amount	Carrying Value	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment
Gresham Street(1)	$34,144	$34,144	$33,368	$33,368	8.00%	May 2020
Trianon Tower(2)	5,610	5,610	5,722	5,722	7.00%	Dec 2023
Total	$39,754	$39,754	$39,090	$39,090
_____________________________

(1)	Denominated in U.K. Pound Sterling, and as such, the principal amount increase from 2018 to 2019 is due to the increase in the U.K. Pound Sterling to U.S. dollar exchange rate.

(2)	Denominated in Euro, and as such, the principal amount decreased from 2018 to 2019 is due to the decrease in the Euro to U.S. dollar exchange rate.
Credit Quality Monitoring
The Company’s preferred equity investments are secured by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its preferred equity investments at least quarterly and determines the relative credit quality principally based on: (i) whether each borrower is currently paying debt service in accordance with its contractual terms; and (ii) whether the Company believes each borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a preferred equity investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality preferred equity investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality preferred equity investment that is not performing, which the Company defines as a loan in maturity default and/or past due on its contractual debt service payments and deemed not to be collectible, as a non-performing loan.
As of March 31, 2019, the Company’s preferred equity investments were performing in accordance with the contractual terms of their governing documents, in all material respects, and were categorized as performing loans. For the three months ended March 31, 2019 and 2018, the preferred equity investments contributed $0.8 million of interest income recorded on the consolidated statement of operations. The remaining balance of interest income of $0.8 million relates to the interest income from cash held in interest bearing bank accounts.

5.	Borrowings
The following table presents borrowings as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				March 31, 2019		December 31, 2018
	Country	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(4)	France	Apr-22	EURIBOR + 1.65%	$74,127	$73,062	$75,622	$74,449
Trias Portfolio 2(4)(6)	Germany	Jun-25	EURIBOR + 1.00%	68,919	68,357	87,496	86,720
SEB Portfolio 1(4)	Germany/France	Jul-24	EURIBOR + 1.55%	198,908	196,622	202,921	200,459
SEB Portfolio 2(4)	U.K.	Jul-24	GBP LIBOR + 1.55%	242,291	239,992	236,777	234,402
SEB Portfolio - Preferred(3)	Germany/France/U.K.	Apr-60	0.90%	81,109	80,917	82,745	82,534
Other - Preferred(5)	Germany	Oct-45	1.00%	4,264	4,264	4,348	4,348
Total mortgage and other notes payable				$669,618	$663,214	$689,909	$682,912
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount on Euro debt balance generally decreased from December 31, 2018 to March 31, 2019 due to the decrease in the Euro to U.S. dollar exchange rate and the repayment of $17.1 million due to sales. The principal amount on the U.K. Pound Sterling debt balance generally increased from December 31, 2018 to March 31, 2019 due to the increase in the U.K. Pound Sterling to U.S. dollar exchange rates. All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)
Represents preferred equity certificates, which the Company repaid in April 2019, with a contractual interest rate of 0.90% through May 2019, which would have increased to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 are subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

(4)
Prepayment provisions include a fee based on principal amount of 0.50% through April 2020 for the Trias Portfolio 1 borrowings, 0.35% to 1.0% through May 2022 for the Trias Portfolio 2 borrowings and 0.5% through July 2019 for the SEB Portfolio borrowings.

(5)
Represents preferred equity certificates each with a fixed contractual interest rate of 1.0% per annum plus variable interest based on specified income levels associated with the German property companies of the Trias Portfolio which can be prepaid at any time without penalty through final maturity, which is thirty years from the issuance date.

(6)
In February and March 2019, the Company repaid a portion of the mortgage notes on Trias 2 in connection with the sales of the associated properties (refer to Note 3). In addition, the Company expensed the remaining deferred financing costs associated with these mortgage notes and paid the related prepayment penalties which are recorded in extinguishment of debt in the consolidated statements of operations.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$669,618	$689,909
Deferred financing costs, net	(6,404)	(6,997)
Carrying value	$663,214	$682,912
The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2019 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2019	$—
Years ending December 31:
2020	—
2021	—
2022	74,127
2023	—
2024	441,199
2025 and thereafter	154,292
Total	$669,618
As of March 31, 2019 and December 31, 2018, the Company was in compliance with all of its financial covenants.
Credit Facility
In March 2018, the Company amended the corporate revolving credit facility (the “Credit Facility”), increasing the size from $35.0 million to $70.0 million and extending the term until April 2020 with a one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105.0 million. As of March 31, 2019, there was no outstanding balance on the Credit Facility.
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
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of March 31, 2019, the termination fee is $64.6 million which is payable on the Termination Date. No Incentive Fee will be payable to the Manager for any period after the Termination Date.
On April 23, 2019, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Management Agreement with an affiliate of the Manager, extending the date used in the definition of Triggering Date (as defined in the Amended and Restated Management Agreement) from April 30, 2019 to June 30, 2019 to accommodate the ongoing strategic review process.
In addition to Amendment No.2, on April 22, 2019, the Company entered into an Employee Transition Agreement with an affiliate of the Manager (the “Employee Transition Agreement”). Pursuant to the terms of the Employee Transition Agreement, the parties agreed that certain employees of the Manager would be available for hire by the Company or an acquirer of the Company from and after the termination of the Amended and Restated Management Agreement pursuant to Amendment No. 2. The Employee Transition Agreement also (i) eliminates the Company’s obligation to reimburse the Manager for 50% of the cash severance payments payable to Mahbod Nia, the Chief Executive Officer of the Company, if his employment is terminated in connection with an NRE Change of Control, and reduces such reimbursement obligation from 50% to 25% of the cash severance payments payable to Mr. Nia if such termination of employment is in connection with an Internalization and (ii) addresses a number of other topics including, minimum 2018 annual cash bonuses, continuing compensation and cash severance payable by the Manager or one of its affiliates to key personnel providing services to the Company, the structure and minimum amount of the 2018 annual equity compensation pool established by the Company under the Amended and Restated Management Agreement and the amendment of outstanding equity awards to address vesting upon an NRE Change of Control or termination of the Amended and Restated Management Agreement.
Term
The Amendment, as modified by Amendment No. 2, provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of an NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) June 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on June 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.
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
For the three months ended March 31, 2019 and 2018, the Company incurred $3.9 million and $4.2 million, respectively, related to the base management fee.
Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 (at a price of $14.97) and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31 of the applicable calendar year. Any future Incentive Fee will reduce the final termination payment payable to the Manager which, as of March 31, 2018, is $64.6 million and is payable on the Termination Date.
For the year ended December 31, 2018, the Company incurred a $5.4 million incentive fee which is payable as of March 31, 2019. The Company paid the incentive fee in April 2019.
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
For the three months ended March 31, 2019 and 2018, the Manager allocated $0.2 million and $0.3 million, respectively, of Internalized Service Costs to the Company, which is recorded in general and administration expenses in the consolidated statements of operations.

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
Manager Ownership of Common Stock
As of March 31, 2019, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.3% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three months ended March 31, 2019 and 2018:
For the three months ended March 31, 2019 and 2018, the Company recorded $1.3 million and $0.4 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of March 31, 2019, equity-based compensation expense to be recognized over the remaining vesting period through November 2021 is $4.9 million, provided there are no additional forfeitures.
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
As of March 31, 2019, under the 2015 Plan, a total of 1.6 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.8 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.3 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.5 million reserved for issuance pursuant to the outstanding Absolute RSUs, Relative RSUs, 2018 Absolute RSUs and 2018 Relative RSUs, as defined below) and 9.8 million otherwise unreserved shares remained available for issuance.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2019, under the 2015 Plan, the Company issued a total of 529,805 restricted shares of common stock subject to vesting based on continued service, which included the remaining 150,000 awards under the previously established retention pool, and reserved an additional 17,676 shares of common stock for issuance pursuant to previously forfeited 2018 Absolute RSUs and 2018 Relative RSUs that were reinstated.
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the tri-party merger with NorthStar Realty Finance Corp., NorthStar Asset Management Group Inc. and Colony Capital (the “Mergers”). The Absolute and Relative RSUs were not affected by the Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. During the three months ended March 31, 2018, 170,454 Absolute RSUs and 170,453 Relative RSUs that had previously been granted to key employees of the Manager who are no longer providing services to the Company were forfeited. In 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that were to be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion. In November 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee issued retention grants consisting of 90,000 restricted shares of common stock to non-executive officers of the Company that are subject to vesting based on continued service. In May 2019, the Company allocated the remaining awards under the retention pool, which resulted in the Company granting 150,000 restricted shares of common stock subject to vesting based on continued service.
In March 2018, as contemplated by the Amended and Restated Management Agreement, the Company established an annual equity compensation pool under the 2015 Plan to be allocated among members of management of the Company and other employees of the Manager consisting of an aggregate of 198,000 restricted shares of common stock and 132,000 performance based RSUs. This annual equity compensation pool was then allocated to individual award recipients by the Manager, and individual grants were made. The restricted shares of common stock are subject to vesting in approximately equal annual installments over the three-year period ending March 16, 2021, subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries. During the first quarter 2019, 98,310 shares vested, of which 44,342 were retired for tax withholdings. The RSUs are market-based awards subject to the achievement of performance-based vesting conditions. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over the three-year period from the grant date through February 28, 2021 (the “2018 Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index over the three-year period from the grant date through February 28, 2021 (the “2018 Relative RSUs”). Award recipients may earn up to 200% of the 2018 Absolute RSUs and Relative RSUs that were granted. Vesting of the 2018 Absolute and Relative RSUs are also subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries through the end of the performance period. The RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In May 2019, the Company reinstated 13,257 restricted shares of common stock and 8,838 performance-based RSUs that had been granted in March 2018

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

pursuant to the annual equity compensation pool, but had been previously been forfeited by an individual who has continued to provide services to the Company.
In May 2019, the Company granted annual equity awards consisting of an aggregate of 366,548 restricted shares of common stock subject to vesting based on continued service, a portion of which were specifically allocated by the compensation committee of the Company and a portion of which were allocated to individual award recipients by the Manager as contemplated by the Amended and Restated Management Agreement.
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
The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of March 31, 2019 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Three Months Ended March 31, 2019
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2018	538	338	1,225	2,101	$12.08
Granted	—	—	—	—	—
Redeemed	—	—	—	—	—
Converted	—	(22)	—	(22)	15.80
Withheld/retired	(44)	—	—	(44)	17.00
Forfeited	(2)	—	(5)	(7)	16.99
March 31, 2019	492	316	1,220	2,028	$11.92
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	Represents outstanding Spin-off Absolute and Relative RSUs and 2018 Absolute and Relative RSUs.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expired in March 2019. For the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock. For the three months ended March 31, 2018, the Company repurchased 1.1 million shares of its common stock for approximately $13.4 million. From authorization through March 31, 2019, the Company repurchased 6.1 million shares of its common stock for approximately $83.4 million.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
The following table presents dividends declared (on a per share basis) with respect to the three months ended March 31, 2019 and 2018:

Common Stock
Declaration Date	Dividend Per Share
2019
May 1	$0.15
2018
May 8	$0.15
Earnings Per Share
The following table presents EPS for the three months ended March 31, 2019 and 2018 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2019		2018
Numerator:
Net income (loss)	$11,123		$(1,068)
Net (income) loss attributable to Unit Holders noncontrolling interest	(62)		(15)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$11,061		$(1,083)
Net (income) allocated to participating securities	(105)		—
Net income (loss) allocated to common stockholders—basic and dilutive	$10,956		$(1,083)
Denominator:
Weighted average shares of common stock - basic	49,314		55,193
Weighted average effect of dilutive shares	1,356	(2)	411
Weighted average shares of common stock - dilutive	50,670		55,604
Earnings (loss) per share:
Basic	$0.22		$(0.02)
Diluted	$0.22		$(0.02)
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)	Includes the Absolute and Relative RSUs and 2018 Absolute and Relative RSUs as the performance targets would have been met if the performance period ended on March 31, 2019.

9.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the noncontrolling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company or the holder, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such noncontrolling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of March 31, 2019 and December 31, 2018, the Company allocated $0.2 million and $0.2 million, respectively, from stockholders’ equity to noncontrolling interest on the consolidated balance sheets and consolidated statement of equity.
As of March 31, 2019, 316,062 Common Units and LTIP Units were outstanding, representing a 0.6% ownership and noncontrolling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the three months ended March 31, 2019 and 2018 was a net income (loss) of $0.1 million and an immaterial amount, respectively.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2019 and December 31, 2018 (dollars, U.K. pound sterling and Euros in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR/ Strike Price	Range of Maturity
As of March 31, 2019:
Interest rate caps (EUR)	28	€564,694	$901	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	1	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	3	€36,720	4,353	1.25 EUR/USD(3)	May 2019 - November 2019
Total	36		$5,255

As of December 31, 2018:
Interest rate caps (EUR)	28	€564,694	$2,185	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	20	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	4	€48,960	4,235	1.25 EUR/USD(3)	February 2019 - November 2019
Total	37		$6,440
_____________________________
(1)    Represents number of transactions.
(2)    Includes Euro currency forwards.
(3)    The strike prices for the foreign currency forwards represent the average price.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Balance Sheet	March 31, 2019	December 31, 2018
	Location
Interest rate caps	Derivative assets	$902	$2,205
Foreign currency forwards	Derivative assets	$4,353	$4,235

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

		Three Months Ended March 31,
		2019	2018
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest caps held at the end of the reporting period	Other gain (loss), net	$(1,277)	$(119)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Other gain (loss), net	119	(1,072)
Net cash receipt (payment) on derivatives	Other gain (loss), net(1)	1,146	(1,740)
_____________________________

(1)	Excludes the loss relating to foreign currency transactions for the three months ended March 31, 2019 and 2018 of $2.5 million and $0.1 million, respectively.
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2019 and December 31, 2018. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2019 and December 31, 2018.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019			December 31, 2018
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$938,794	$5,255	$5,255	$960,401	$6,440	$6,440
Preferred equity investment	39,754	39,754	40,176	39,090	39,090	39,501
Financial liabilities:(1)
Mortgage and other notes payable, net	$669,618	$663,214	$667,114	$689,909	$682,912	$686,891
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Obligations Under Ground Leases
The Company has one ground lease on the Portman Square asset with an expiry in 2101. The annual rent is £1000 per year for the lease term and is not recoverable from the tenants (refer to Note 2).
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three months ended March 31, 2019, one tenant, BNP Paribas RE, accounted for more than 10% of the Company’s total revenues. This tenant has 0.8 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the three months ended March 31, 2019, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes the remainder of its portfolio is well diversified and does not contain any unusual concentrations of credit risks.
Guarantee
In connection with the sale of the Trianon Tower in December 2018, the Company pledged its $5.6 million (€5 million) preferred equity certificates to secure certain of the seller representations and warranties made to the buyer in the definitive purchase agreement.

13.	Segment Reporting
The Company currently conducts its business through the following three segments, based on how management reviews and manages its business:

•	Real Estate Equity - Focused on European prime office properties located in key cities within Germany, the United Kingdom and France.

•	Preferred Equity - Represents the Company’s preferred equity investments secured by interest in prime office properties.

•	Corporate - The corporate segment significantly includes corporate level interest expense, management fee, compensation expense, foreign currency derivatives and general and administrative expenses.
The following tables present segment reporting for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$17,084		$—	$—		$17,084
Interest income	—		777	834		1,611
Expenses
Interest expense(1)	3,454		—	226		3,680
Management fee, related party	—		—	3,888		3,888
Transaction costs(2)	—		—	762		762
Depreciation and amortization	5,913		—	—		5,913
Gain on sales, net	(17,725)		—	—		(17,725)
Other expense (income)	3,668	(3)	—	5,234	(4)	8,902
Income (loss) before income tax benefit (expense)	21,774		777	(9,276)		13,275
Income tax benefit (expense)	(2,152)		—	—		(2,152)
Net income (loss)	$19,622		$777	$(9,276)		$11,123
_____________________________

(1)	Includes $0.3 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Represents costs associated with the continual work of the strategic review committee in the corporate segment.

(3)	Primarily relates to properties - operating expenses, loss on interest rate caps, other expenses and extinguishment of debt in the real estate equity segment.

(4)	Primarily relates to general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$32,565		$—	$—		$32,565
Interest income	—		729	—		729
Expenses
Interest expense(1)	5,955		—	152		6,107
Management fee, related party	—		—	4,157		4,157
Transaction costs	—		—	481		481
Depreciation and amortization	11,651		—	—		11,651
Other, net	7,189	(2)	—	4,738	(3)	11,927
Income (loss) before income tax benefit (expense)	7,770		729	(9,528)		(1,029)
Income tax benefit (expense)	(39)		—	—		(39)
Net income (loss)	$7,731		$729	$(9,528)		$(1,068)
_____________________________

(1)	Includes $0.6 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and loss on interest rate caps offset by a gain on sale adjustments in the real estate equity segment.

(3)	Primarily relates to general and administrative expense, compensation expense and net loss on foreign currency derivatives in the corporate segment.
The following table presents total assets by segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
March 31, 2019	$1,352,396	$41,890	$11,441	$1,405,727
December 31, 2018	1,362,679	40,568	22,252	1,425,499
Geography
The following table presents geographic information about the Company’s total lease income for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019(2)	2018
Properties(1)	15	25
Office
Germany	$4,190	$14,787
United Kingdom	6,324	7,493
France	5,213	5,484
Other office(3)	—	3,420
Subtotal	15,727	31,184
Other Property Types
France/Germany(4)	1,357	1,381
Total	$17,084	$32,565
_____________________________

(1)	Represents the number of properties owned as of March 31, 2019 and 2018, respectively, including assets held-for-sale as of the respective period.

(2)	Includes partial period rental income from the three properties sold in the first quarter 2019.

(3)	Includes office properties in Portugal and the Netherlands as of March 31, 2018.

(4)
Represents three assets including one industrial in France and two hotel (net lease) assets in Germany as of March 31, 2019 and represents five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany as of March 31, 2018.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Subsequent Events
Dividends
On May 1, 2019, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on May 17, 2019 to stockholders of record as of the close of business on May 13, 2019.
Debt Repayment
In April 2019, the Company repaid the SEB portfolio preferred debt balance of $81.1 million.
Equity Grants
In May 2019, under the 2015 Plan, the Company issued a total of 529,805 restricted shares of common stock subject to vesting based on continued service, which included the remaining 150,000 awards under the previously established retention pool, and reserved an additional 17,676 shares of common stock for issuance pursuant to previously forfeited 2018 Absolute RSUs and 2018 Relative RSUs that were reinstated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part I. Item 1. “Financial Statements” of this report. References to “NorthStar Europe”, “we,” “us” or “our” refer to NorthStar Realty Europe Corp. and its subsidiaries unless the context specifically requires otherwise. References to “our Manager” refer to Colony Capital, Inc., formerly known as Colony NorthStar, Inc. before June 25, 2018.
Overview
NorthStar Realty Europe Corp., a publicly-traded real estate investment trust, or REIT, (NYSE: NRE) is a European focused commercial real estate company with predominantly prime office properties in key cities within Germany, the United Kingdom and France. We commenced operations on November 1, 2015 following the spin-off by NorthStar Realty Finance Corp., of its European real estate business (excluding its European healthcare properties) into a separate publicly-traded company, NorthStar Realty Europe Corp., a Maryland corporation, or the Spin-off. Our objective is to provide our stockholders with stable and recurring cash flow supplemented by capital growth over time.
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
Significant Developments
Amended and Restated Management Agreement
On November 7, 2018, we entered into Amendment No. 1, or the Amendment, to the amended and restated management agreement, or the Amended and Restated Management Agreement, dated November 9, 2017, with an affiliate of our Manager. The Amendment provides for the termination of the Amended and Restated Management Agreement upon the consummation of a change of control of NorthStar Europe or in connection with an internalization of management. The Amendment provides that upon the termination, we will be obligated to pay to our Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (as defined in the Amended and Restated Management Agreement) paid pursuant to the Amended and Restated Management Agreement. As of March 31, 2019, the termination fee is $64.6 million which is payable on the Termination Date. No Incentive Fee will be payable to our Manager for any period after the Termination Date.
On April 23, 2019, we entered into Amendment No. 2, or Amendment No. 2, to the Amended and Restated Management Agreement with an affiliate of the Manager, extending the date used in the definition of Triggering Date (as defined in the Amended and Restated Management Agreement) from April 30, 2019 to June 30, 2019 to accommodate the ongoing strategic review process.
Refer to Note 6 “Related Party Arrangements” in our accompanying consolidated financial statements included in Part I, Item 1 “Financial Statements” for a description of the terms of the Amendment and the Amended and Restated Management Agreement.
Strategic Review Committee
On November 7, 2018, we announced that the Strategic Review Committee of our board of directors has engaged financial and legal advisors to review strategic alternatives, including a potential sale of the Company or internalization of management.
Sales
In February 2019, we completed the sale of a retail asset in Werl, Germany for approximately $2.9 million and received net equity proceeds of approximately $1.0 million after repayment of financing and transaction costs (based on the February 14, 2019 applicable exchange rate). In March 2019, we completed the sale of a retail asset in Bremen, Germany for approximately $1.1 million and an office property in Frankfurt, Germany for approximately $40.3 million and received total net equity proceeds of approximately $23.4 million after repayment of financing and transaction costs (based on the March 1, 2019 applicable exchange rate).
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

Our Portfolio
The following presents a summary of our portfolio as of March 31, 2019:

		Portfolio by Geographic Location
		March 31, 2019(6)	March 31, 2018(6)
Gross Book Value(1)	$1.0 billion
Number of properties(2)	15
Number of countries	3
Total square meters(3)	193,337
Weighted average occupancy	84%
Weighted average occupancy - Office	96%
Weighted average lease term (years)	6.2
In-place rental income:(4)
Office portfolio	92%
Other(5)	8%
_____________________________

(1)	Represents gross operating real estate and intangibles as of March 31, 2019 and includes the gross asset held for sale.

(2)	Includes one asset held for sale as of March 31, 2019.

(3)	Based on contractual rentable area, located in many key European markets, including Hamburg, Berlin, London and Paris.

(4)	In-place rental income represents contractual rent adjusted for vacancies based on the rent roll as of March 31, 2019 and is translated using foreign exchange rates as of March 31, 2019.

(5)	Other represents three assets including one industrial asset in France, which is held for sale as of March 31, 2019, and two hotel (net lease) assets in Germany.

(6)	Based on rental income for 15 assets owned as of March 31, 2019.
The following table presents significant tenants in our portfolio, including assets held-for-sale as of March 31, 2019, based on in-place rental income as of March 31, 2019:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	17.0%	0.8
Invesco UK Limited	Portman Square (London, UK)	4,406	9.9%	8.4
BNP PARIBAS SA	Boulevard Macdonald (Paris, France)	11,210	9.5%	7.4
C & W (U.K.) LLP	Portman Square (London, UK)	5,150	9.1%	6.0
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	7.1%	6.8
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	5.9%	15.2
Moelis & Co UK LLP	Condor House (London, UK)	3,366	4.9%	6.2
Bigpoint GmbH	Drehbahn (Hamburg, Germany)	11,916	4.8%	2.2
Globe Express	Marly (Paris, France)	32,790	3.3%	8.6
InterCityHotel GmbH	IC Hotel (Berlin, Germany)	8,457	2.9%	11.0
Total		115,803	74.4%	6.2
_____________________________

(1)	Based on contractual rentable area.

The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of March 31, 2019 (dollars in thousands):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	6	$208,828	23%	67,965	8.0
United Kingdom	2	361,231	37%	21,758	6.7
France	4	301,704	33%	32,059	3.7
Subtotal	12	871,763	93%	121,782	5.9
Other Property Types
France/Germany(4)	3	79,359	7%	71,555	8.8
Total	15	$951,122	100%	193,337	6.2
_____________________________

(1)	Represents gross operating real estate and intangibles as of March 31, 2019.

(2)	Based on annualized NOI, for the quarter ended March 31, 2019 (refer to “Non-GAAP Financial Measures” for a description of this metric) for the 15 assets held as of March 31, 2019.

(3)	Based on contractual rentable area.

(4)	Other represents three assets including one industrial asset in France, which is held for sale as of March 31, 2019, and two hotel (net lease) assets in Germany.
Preferred Equity
In December 2018, in connection with the sale of Trianon Tower, we retained a $5.6 million (€5 million) equity interest in the form of preferred equity, with a 7% yield and five year maturity.
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 4.9 year weighted average lease term to expiry. We invested approximately $34.1 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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
Outlook and Recent Trends
The European economy continued to grow during the first quarter of 2019, albeit at a slower rate with Gross Domestic Product, or GDP, growing by 0.4%1 and 0.5%1 in the Eurozone and European Union, or EU, respectively. In April 2019, the International Monetary Fund, or IMF, revised its 2019 GDP forecast down to 1.3%2 and 1.6%2 for the Eurozone and EU, respectively, citing weaker consumer and business confidence and softening investment, notably in Italy.
However, the European Central Bank, or ECB, appears willing to intervene to the extent required to sustain economic expansion in the region including through the safeguarding of favorable financing conditions. Consequently, in April 2019, in response to weakening economic indicators, the ECB stated its intention to maintain interest rates at zero percent through 2019 and announced a new round of targeted long term loans to Eurozone banks. As of March 2019, Eurozone inflation stood at 1.4%4 which is in line with the European Commission’s latest 2019 projection but below the medium term target of 2%. Unemployment continued to decline, reaching 7.7%4 in March 2019, down from 8.5%4 a year earlier and the lowest level recorded in the Eurozone since September 2008.
U.K. economic growth remained subdued at 0.3%5 in the three months to February 2019, in line with the previous rolling period. Ongoing uncertainty regarding the outcome of Brexit negotiations continued to weigh on sentiment and investment. The IMF revised its U.K. GDP forecast down by 0.3% to 1.2%2 for 2019. U.K. inflation fell from its peak of 3.1%5 in November 2017 to 1.9%3 in February 2019, easing the pressure on the Bank of England, or BOE, to further increase interest rates at a potentially vulnerable time for the U.K. economy. However, the BOE governor warned that future interest rate increases could be more frequent than current market expectations if there is an adequate resolution to the Brexit impasse and economic growth and inflation continue to rise.
European commercial real estate investment volume stood at €54 billion6 in the first quarter of 2019, 22% below the first quarter of 2018. Office remained the most sought after asset class, representing approximately 38%6 of first quarter 2019 transaction volume. Prime property yields in some asset classes and markets softened slightly but remain at or close to historically low levels, reflecting a significant premium to sovereign yields.
European office take-up grew 7%7 year over year in the first quarter of 2019, highlighting the continued strength in the European occupier market. Sustained tenant demand coupled with a subdued new supply pipeline continued to apply downward pressure on historically low vacancy rates which decreased by 10 bps to 6.0%7 in the first quarter, the lowest level since 2002, and fueled rental growth which stood at 5.1%7, well above the 10-year average of 2.1%7.
Driven primarily by a limited supply of available stock, German real estate investment reached €14 billion6 in the first quarter of 2019, 30% below the same period last year, albeit the first quarter of 2018 had recorded the second highest transaction volume for more than a decade. Office remained the most sought after asset class, representing approximately 40%6 of total transaction volume. Vacancy across the top 6 German cities fell by a further by 10 bps to 3.6%8 during the first quarter of 2019, fueling growth in prime rents, which increased by 2%8.
Total U.K. investment volume stood at £11 billion6 in the first quarter of 2019, 16% below the same period last year. Central London office investment volume fell to £1.5 billion9, a 35%9 decline compared to the same period last year driven primarily by continued uncertainty surrounding Brexit. Take-up in Central London slowed during the beginning of 2019, however, the amount of space under offer rose and was 24%10 above the 10 year average. Prime rents in both the City and West End increased by 2%10 quarter-over-quarter.
French investment volume was €4 billion6 in the first quarter of 2019 (4% below the same period last year). Office represented over 50%6 of total investment volume. The Paris occupational market continues to be robust with vacancy remaining low at 1.6%6.
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

1.	Eurostat GDP news release, April 30, 2019.

2.	IMF World Economic Outlook, April 2019.

3.	Eurostat Inflation news release, April 17, 2019.

4.	Eurostat Unemployment news release, April 30, 2019.

5.	European Commission European Economic Forecast Winter 2019.

6.	CBRE ERIX data as of March 31, 2019.

7.	JLL Office Property Clock Q1 2019.

8.	Savills Top-6 Office Markets, April 2019.

9.	Morgan Stanley UK Property, April 24, 2019.

10.	CBRE Central London Office Marketview Q1 2019.

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
Recent Accounting Pronouncements
For recent accounting pronouncements that may potentially impact our business, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2019 to March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Lease income	$17,084	$32,565	$(15,481)	(48)%
Interest income	1,611	729	882	121%
Other income	475	278	197	71%
Total revenues	19,170	33,572	(14,402)	(43)%
Expenses
Properties - operating expenses	2,906	6,802	(3,896)	(57)%
Interest expense	3,680	6,107	(2,427)	(40)%
Transaction costs	762	481	281	58%
Management fee, related party	3,888	4,157	(269)	(6)%
Other expenses	737	1,424	(687)	(48)%
General and administrative expenses	1,736	1,878	(142)	(8)%
Compensation expense	1,287	365	922	253%
Depreciation and amortization	5,913	11,651	(5,738)	(49)%
Total expenses	20,909	32,865	(11,956)	(36)%
Other income (loss)
Other gain (loss), net	(2,517)	(3,002)	485	(16)%
Extinguishment of debt	(194)	—	(194)	100%
Gain on sales, net	17,725	1,266	16,459	1,300%
Income (loss) before income tax benefit (expense)	13,275	(1,029)	14,304	(1,390)%
Income tax benefit (expense)	(2,152)	(39)	(2,113)	5,418%
Net income (loss)	$11,123	$(1,068)	$12,191	(1,141)%
Revenues
Lease Income
Lease income consists of rental revenue and tenant recoveries in our real estate equity segment. Lease income decreased $15.5 million, primarily due to the disposal of three properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 in our real estate equity segment.
Interest Income
Interest income relates to our preferred equity investments originated in December 2018 and May 2017 in our preferred equity segment and interests income on cash held interest bearing bank accounts in our corporate segment. Interest income increased due to additional interest income from the Trianon preferred equity investment in December 2018 in our preferred equity segment and the interest income from the cash held in connection to the sale of Trianon Tower in our corporate segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the three months ended March 31, 2019 predominantly reflects refunds for tenant improvements. Other income for the three months ended March 31, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $3.9 million due to the disposal of three properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 and an adjustment to non-recoverable utility accruals for assets sold in December 2018 in our real estate equity segment.
Interest Expense
Interest expense decreased $2.4 million due to the repayments of certain mortgage notes in connection with the disposal of three properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in

December 2018, and the margin reduction associated with the refinancing of the loan agreement related to the Trias France portfolio and Trias German portfolio in our real estate equity segment in the second half of 2018.
Transaction Costs
Transaction costs for the three months ended March 31, 2019 and 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee which was established in 2017 and which continues to work to evaluate opportunities to enhance stockholder value in our corporate segment and who have engaged financial and legal advisors to review strategic alternatives, including considering a potential sale of the Company or internalization of services in our corporate segment. The increase is due to the increased work by the Strategic Review Committee due to the current strategic review of the Company in connection with the termination of the management contract (refer to “Related Party Arrangements” below for more information).
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. The decrease in management fee, related party is due to the decrease in reported EPRA NAV as of December 31, 2018 compared to December 31, 2017 due to sales and a decrease in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $0.7 million is due to the internalization of certain third-party accounting, tax and asset management services which started in the first quarter of 2018 and continued throughout 2018.
General and Administrative Expenses
General and administrative expenses include external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses decreased $0.1 million due to a decrease in internal and external audit costs.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and market-based awards in our corporate segment. The decrease for the three months ended March 31, 2019, is mainly due to amortization of the new awards issued during 2018.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposals of three properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, in our real estate equity segment.
Other Income (Loss)
Other Gain (Loss), Net
Other gain (loss), net is primarily related to the derivative instruments. The gain on the non-cash change in fair value related to foreign currency forwards used to hedge projected net property level cash flows in our corporate segment was primarily due to the weakening of the Euro against the U.S. dollar. The loss on the non-cash change in fair value related to the interest rate caps in our real estate equity segment is due to the movement in European interest rates in 2019 compared to 2018.
The following table presents a summary of other gain (loss), net for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(1,277)	$—	$(1,277)	$(119)	$—	$(119)
Foreign currency forwards	—	119	119	—	(1,072)	(1,072)
Subtotal	(1,277)	119	(1,158)	(119)	(1,072)	(1,191)
Net cash (payments) receipts on derivatives	—	1,146	1,146	—	(1,740)	(1,740)
Foreign currency translations	946	(3,451)	(2,505)	(49)	(22)	(71)
Total other gain (loss), net	$(331)	$(2,186)	$(2,517)	$(168)	$(2,834)	$(3,002)

Extinguishment of Debt
Extinguishment of debt increased due to write-off of deferred financing costs associated with the disposal of the Uhlandstrasse property in March 2019 and Werl property in February 2019 and the subsequent repayment of debt in our real estate equity segment.
Gain on Sales, net
Gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to gain on sales, net, in our real estate segment. Gain on sale, net for the three months ended March 31, 2019 relates to a $18.1 million gain on the sale of operating real estate and a $0.9 million gain relating to receipts of escrow arrangement and other gains, net of sale costs offset by a CTA loss of $1.3 million. Gain on sale, net for the three months ended March 31, 2018 relates to receipts of escrow arrangement and other gains, net of sale costs of $1.3 million.
Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2019 reflects a net expense of $2.2 million including a $2.0 million capital gain tax related to our assets sold in our real estate equity segment. The income tax expense for the three months ended March 31, 2018 reflects a net expense of $0.1 million related to our real estate equity segment.
Same Store Analysis
The following table presents our same store analysis for the preferred equity segment (Gresham Street) and real estate equity segment which comprises 14 properties (134,047 square meters) adjusted for currency movement and to exclude the asset held for sale as of March 31, 2019 and properties that were acquired or sold at any time during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Same Store(4)
	Three Months Ended March 31,(1)		Increase (Decrease)
	2019	2018	Amount	%
Same Store Occupancy (end of period)	96%	97%
Same store
Rental income(2)	$13,357	$13,453	$(96)
Escalation income	2,569	2,187	382
Lease income	15,926	15,640	286
Interest income	681	674	7
Other income	63	136	(73)
Total revenues	16,670	16,450	220	1.3%
Utilities	689	526	163
Real estate taxes and insurance	708	571	137
Management fees	129	209	(80)
Repairs and maintenance	1,095	839	256
Other(2)(3)	203	204	(1)
Properties - operating expenses	2,824	2,349	475	20.2%
Same store net operating income	$13,846	$14,101	$(255)	(1.8)%
_____________________________

(1)	The three months ended March 31, 2018 is translated using the average exchange rate for the three months ended March 31, 2019.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable value-added tax, or VAT, administrative costs and other non-reimbursable expenses.

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

Same Store Revenue
Same store rental income decreased driven primarily due to the partial vacancy in Dammtorwall (fully let from March 2019) and Marceau and the execution of certain value enhancing leases commencing in the first quarter of 2018, including a 9 year lease extension with BNP Paribas SA at Boulevard Macdonald and a 10 year lease extension with Baker Tilly at Valentinskamp which slightly lowered rent. Same store escalation income increase due to recoverable operating expenses including utilities on Portman and Condor in London and increased real estate tax and insurance.
Same Store Expense
Same store properties - operating expenses increased due to the recoverable expenses noted above and the timing of certain non-recoverable repairs and maintenance expenses specifically in IC Hotel in Berlin and Ludwigstrasse in Cologne incurred in the first quarter 2019.
Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended March 31,
	2019	2018
Net income (loss)	$11,123	$(1,068)
Corporate segment net (income) loss(1)	9,276	9,528
(Gain) on sales, net	(17,725)	(1,266)
Other (income) loss(2)	12,504	19,796
Net operating income	15,178	26,990
Sale of real estate investments and other(3)	(1,332)	(12,889)
Same store net operating income	$13,846	$14,101
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs offset by the net gain on foreign currency derivatives.

(2)	Includes depreciation and amortization expense, loss on interest rate caps and other expenses in the real estate equity segment.

(3)
Primarily reflects the impact of net operating income of sold assets, interest income on the Trianon preferred equity investment and the foreign currency effect relating to the translation of the March 31, 2018 balances to the March 31, 2019 exchange rate.

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
In March 2018, our board of directors authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expired in March 2019. Under the authorization from March 2018 through March 2019, we repurchased 6.1 million shares of our common stock for approximately $83.4 million. We did not repurchase any shares of our common stock for the three months ended March 31, 2019.
In March 2018, we amended the Credit Facility, increasing the size to $70 million and extending the term until April 2020 with one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105 million.
We believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. We expect our contractual rental income to be sufficient to meet our expected capital expenditures, interest expense, property operating and general and administrative expenses as well as common dividends declared by us. We may seek to raise additional capital in order to finance new acquisitions. As of April 24, 2019, total liquidity was $433 million, comprised of $363 million of unrestricted cash, of which $196 million is held in US Dollars, and $70 million of availability under our Credit Facility.
Cash Flows
The following presents a summary of our activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Cash flow provided by (used in):	2019	2018
Operating activities	$(452)	$10,794
Investing activities	41,740	(6,529)
Financing activities	(24,889)	(19,481)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(3,865)	2,308
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,534	$(12,908)
Three Months Ended March 31, 2019 Compared to March 31, 2018
Net cash used in operating activities was $0.5 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $10.8 million for the three months ended March 31, 2018. The decrease was primarily due to sales and the timing of payments and collection of receivables.
Net cash provided by investing activities was $41.7 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $6.5 million for the three months ended March 31, 2018. Cash flow provided by investing activities for the three months ended March 31, 2019 was primarily due to proceeds from the sale of real estate $41.8 million offset by and improvements of our operating real estate $1.3 million and net cash paid from the settlement of foreign currency forwards of $1.1 million. Cash flow used in investing activities for the three months ended March 31, 2018 was primarily due to improvements of our operating real estate $4.3 million and leasing costs of $0.4 million.
Net cash used in financing activities was $24.9 million for the three months ended March 31, 2019 compared to $19.5 million for the three months ended March 31, 2018. Cash flow used in financing activities for the three months ended March 31, 2019 was primarily due to repayment of mortgage notes and other notes payable of $17.1 million and dividend payments of $7.5 million. Net cash flow used in financing activities for the three months ended March 31, 2018 was primarily due to retirement of shares of common stock of $10.7 million, dividend payments of $8.4 million and payment of financing costs of $0.4 million.

Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements except for the guarantee agreements entered into in connection with the sale of Trianon Tower (refer to Part I. Item 1. “Financial Statements” Note 12).
Related Party Arrangements
Colony Capital, Inc.
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
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of March 31, 2019, the termination fee is $64.6 million which is payable on the Termination Date. No Incentive Fee will be payable to our Manager for any period after the Termination Date.
On April 23, 2019, we entered into Amendment No. 2, or Amendment No. 2, to the Amended and Restated Management Agreement with an affiliate of the Manager, extending the date used in the definition of Triggering Date (as defined in the Amended and Restated Management Agreement) from April 30, 2019 to June 30, 2019 to accommodate the ongoing strategic review process.
In addition to Amendment No. 2, on April 22, 2019, we entered into an Employee Transition Agreement with an affiliate of the Manager, or the Employee Transition Agreement. Pursuant to the terms of the Employee Transition Agreement, the parties agreed that certain employees of the Manager would be available for hire by us or an acquirer of NRE from and after the termination of the Amended and Restated Management Agreement pursuant to Amendment No. 2. The Employee Transition Agreement also (i) eliminates our obligation to reimburse the Manager for 50% of the cash severance payments payable to Mahbod Nia, our Chief Executive Officer, if his employment is terminated in connection with an NRE Change of Control, and reduces such reimbursement obligation from 50% to 25% of the cash severance payments payable to Mr. Nia if such termination of employment is in connection with an Internalization and (ii) addresses a number of other topics including, minimum 2018 annual cash bonuses, continuing compensation and cash severance payable by the Manager or one of its affiliates to key personnel providing services to us, the structure and minimum amount of the 2018 annual equity compensation pool established by us under the Amended and Restated Management Agreement and the amendment of outstanding equity awards to address vesting upon an NRE Change of Control or termination of the Amended and Restated Management Agreement.
Term
The Amendment, as modified by Amendment No. 2, provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) June 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on June 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter.

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
Base Management Fee
Pursuant to the Amended and Restated Management Agreement, beginning January 1, 2018, we are obligated to pay, quarterly, in arrears, in cash, the Manager a base management fee per annum equal to:

•	1.50% of our reported EPRA NAV (as described in the Amended and Restated Management Agreement) for EPRA NAV amounts up to and including $2.0 billion; plus

•	1.25% of our reported EPRA NAV on any EPRA NAV amount exceeding $2.0 billion.
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
For the three months ended March 31, 2019 and 2018, we incurred $3.9 million and $4.2 million, respectively, related to the base management fee.
Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, we are obligated to pay the Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 (at a price of $14.97) and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31, of the applicable calendar year. Any future Incentive Fee will reduce the final termination payment payable to the Manager which, as of March 31, 2018, is $64.6 million and is payable on the Termination Date.
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
For the three months ended March 31, 2019 and 2018, the Manager allocated $0.2 million and $0.3 million, respectively, of Internalized Service Costs to us.
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
Manager Ownership of Common Stock
As of March 31, 2019, Colony Capital and its subsidiaries owned 5.6 million shares of our common stock, or approximately 11.3% of the total outstanding common stock.
Recent Developments
Dividends
On May 1, 2019, we declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on May 17, 2019 to stockholders of record as of the close of business on May 13, 2019.
Debt Repayment
In April 2019, we repaid the SEB portfolio preferred debt balance of $81.1 million.
Equity Grants
In May 2019, under the 2015 Plan (as described in Part I. Item 1. “Financial Statements” Note 6), we issued a total of 529,805 restricted shares of common stock subject to vesting based on continued service, which included the remaining 150,000 awards under the previously established retention pool, and reserved an additional 17,676 shares of common stock for issuance pursuant to previously forfeited 2018 Absolute RSUs and 2018 Relative RSUs that were reinstated.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders	$11,061	$(1,072)
Noncontrolling interests	62	4

Adjustments:
Depreciation and amortization items(1)	7,418	12,952
Other (gain) loss, net(2)	3,663	1,586
(Gain) on sales, net	(17,725)	(1,266)
Transaction costs and other(3)	2,926	481
CAD	$7,405	$12,685
_____________________________

(1)
Three months ended March 31, 2019 reflects an adjustment to exclude depreciation and amortization of $5.9 million, amortization expense of capitalized above/below market leases of $(0.3) million, amortization of deferred financing costs of $0.5 million and amortization of equity-based compensation of $1.3 million. Three months ended March 31, 2018 reflects an adjustment to exclude depreciation and amortization of $11.7 million, amortization expense of capitalized above/below market leases of $0.2 million, amortization of deferred financing costs of $0.7 million and amortization of equity-based compensation of $0.4 million.

(2)
Three months ended March 31, 2019 CAD includes a $1.1 million net gain related to the settlement of foreign currency derivatives. Three months ended March 31, 2018 CAD includes a $1.4 million net loss related to the settlement of foreign currency derivatives.

(3)
Three months ended March 31, 2019 reflects an adjustment to exclude $0.8 million of transaction costs, $0.2 million related to extinguishment of debt and $2.0 million of taxes related to sales. Three months ended March 31, 2018 reflects an adjustment to exclude $0.5 million of transaction costs and other one-time items.

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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Lease income	$17,084	$32,565
Other income	475	278
Total property and other income	17,559	32,843
Properties - operating expenses	2,906	6,802
Adjustments:
Interest income	777	729
Amortization and other items(1)	(252)	220
NOI(2)	$15,178	$26,990
_____________________________

(1)
Three months ended March 31, 2019 primarily excludes $(0.3) million of amortization of above/below market leases. Three months ended March 31, 2018 primarily excludes $0.2 million of amortization of above/below market leases and $0.1 million of other one-time items.

(2)
The following table presents a reconciliation of net income (loss) to NOI of our real estate equity and preferred equity segment for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$11,123	$(1,068)
Remaining segments(i)	9,276	9,528
Real estate equity and preferred equity segment adjustments:
Interest expense	3,454	5,955
Other expenses	737	1,424
Depreciation and amortization	5,913	11,651
Other (gain) loss, net	331	168
Extinguishment of debt	194	—
Gain on sales, net	(17,725)	(1,266)
Income tax (benefit) expense	2,152	39
Other items	(277)	559
Total adjustments	(5,221)	18,530
NOI	$15,178	$26,990
_____________________________

(i)	Reflects the net (income) loss in our corporate segment to reconcile to net operating income.
Same Store Net Operating Income
We believe same store NOI, a non-GAAP metric, is a useful metric for evaluating the operating performance as it reflects the operating performance of the real estate portfolio excluding the effects of non-cash adjustments and provides a better measure of operational performance for a year-over-year comparison. Same store net operating income is presented for the same store portfolio, which reflects all properties that were owned by us in the end of the reporting period. We define same store net operating income as NOI excluding (i) properties that were acquired or sold during the period, (ii) impact of foreign currency changes and (iii) amortization of above/below market leases. We consider same store net operating income to be an appropriate and useful supplemental performance measure. Same store net operating income should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance.  In addition, our methodology for calculating same store net operating income involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.  Refer to “Results of Operations” for the calculation and reconciliation of same store NOI to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

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
Substantially all of our real estate investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of March 31, 2019, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $4.1 million annually.
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
As of March 31, 2019, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in other gain (loss), net in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the three months ended March 31, 2019 and 2018:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $54.3 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.1 million annually, respectively.
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
During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

_____________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	May 8, 2019	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer