Form 10-Q
period 2019-06-30
NorthStar Realty Europe Corp.
filed 2019-08-07
CIK 1646587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The Company has one class of common stock, $0.01 par value per share, 50,289,245 shares outstanding as of August 2, 2019.

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

•
the effect of the Merger (as defined in Note 1 to the financial statements included in Part I Item I) on our business, including, but not limited to, diversion of management’s attention due to the Merger, the impact of the announcement of the Merger on relationships with third parties, including commercial counterparties, tenants and competitors and risks associated with the loss and ongoing replacement of key personnel;

•	our ability to consummate the Merger on the contemplated terms or at all;

•	the ability of Colony Capital Inc., or CLNY, to effectively manage our company pending the Merger;

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

•
effect of regulatory actions, litigation, including potential litigation relating to the Merger, and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the Securities and Exchange Commission (“SEC”) included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.
Additional Information and Where to Find It
This Quarterly Report on Form 10-Q may be deemed to be solicitation material in respect of the Merger. In connection with the Merger, NorthStar Realty Europe Corp. (the “Company”) filed a preliminary proxy statement on Schedule 14A on August 1, 2019, and intends to file other relevant documents with the SEC, including a proxy statement in definitive form. BEFORE MAKING ANY VOTING DECISION, STOCKHOLDERS OF THE COMPANY ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING THE DEFINITIVE PROXY STATEMENT WHEN IT BECOMES AVAILABLE AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER.

Investors and security holders will be able to obtain, free of charge, a copy of the definitive proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. In addition, the proxy statement and the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through the Company’s website at https://www.nrecorp.com/ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Participants in Solicitation
The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its stockholders in respect of the Merger. Information about the directors and executive officers of the Company is set forth in the proxy statement for the Company’s 2019 annual stockholders’ meeting, which was filed with the SEC on July 11, 2019. Investors may obtain additional information regarding the interest of such participants by reading the proxy statement regarding the Merger.

PART I
Item 1.    Financial Statements
NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Operating real estate, gross	$843,643	$844,809
Less: accumulated depreciation	(72,033)	(64,187)
Operating real estate, net	771,610	780,622
Preferred equity investments	38,952	39,090
Cash and cash equivalents	377,393	438,931
Restricted cash	5,332	5,592
Receivables, net of allowance of $130 and $236 as of June 30, 2019 and December 31, 2018, respectively	5,347	8,989
Assets held for sale	—	73,345
Derivative assets, at fair value	3,288	6,440
Intangible assets, net and goodwill	23,834	58,173
Other assets, net	46,470	14,317
Total assets	$1,272,226	$1,425,499
Liabilities
Mortgage and other notes payable, net	$546,349	$682,912
Accounts payable and accrued expenses	20,155	22,367
Due to affiliates (refer to Note 6)	4,041	9,630
Intangible liabilities, net	8,825	9,722
Liabilities related to assets held for sale	—	1,498
Other liabilities	18,141	21,267
Total liabilities	597,511	747,396
Commitments and contingencies
Equity
NorthStar Realty Europe Corp. Stockholders’ Equity
Preferred stock, $0.01 par value, 200,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 50,289,639 and 49,807,448 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	502	498
Additional paid-in capital	864,696	862,240
Retained earnings (accumulated deficit)	(176,047)	(170,669)
Accumulated other comprehensive income (loss)	(18,498)	(18,424)
Total NorthStar Realty Europe Corp. stockholders’ equity	670,653	673,645
Noncontrolling interests	4,062	4,458
Total equity	674,715	678,103
Total liabilities and equity	$1,272,226	$1,425,499

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease income	$16,499	$30,162	$33,583	$62,727
Interest income	1,554	706	3,165	1,435
Other income	107	143	582	421
Total revenues	18,160	31,011	37,330	64,583
Expenses
Properties - operating expenses	3,557	6,930	6,463	13,732
Interest expense	3,413	5,855	7,093	11,962
Transaction costs	1,827	376	2,589	857
Management fee, related party	3,848	4,223	7,736	8,380
Other expenses	734	1,273	1,471	2,697
General and administrative expenses	1,317	1,801	3,053	3,679
Compensation expense	1,950	1,186	3,237	1,551
Depreciation and amortization	5,908	11,976	11,821	23,627
Total expenses	22,554	33,620	43,463	66,485
Other income (loss)
Other gain (loss), net	14	3,531	(2,503)	529
Extinguishment of debt	(476)	(1,441)	(670)	(1,441)
Gain on sales, net	3,671	38,319	21,396	39,585
Income (loss) before income tax benefit (expense)	(1,185)	37,800	12,090	36,771
Income tax benefit (expense)	(249)	76	(2,401)	37
Net income (loss)	(1,434)	37,876	9,689	36,808
Net (income) loss attributable to noncontrolling interests	6	(217)	(56)	(221)
Net income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(1,428)	$37,659	$9,633	$36,587
Earnings (loss) per share:
Basic	$(0.03)	$0.72	$0.19	$0.68
Diluted	$(0.03)	$0.69	$0.19	$0.65
Weighted average number of shares:
Basic	49,448,507	51,858,645	49,391,523	53,455,635
Diluted	49,448,507	54,007,807	50,749,631	55,432,191

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(1,434)	$37,876	$9,689	$36,808
Other comprehensive income (loss):
Foreign currency translation adjustment, net	(176)	(39,923)	(74)	(19,922)
Total other comprehensive income (loss)	(176)	(39,923)	(74)	(19,922)
Comprehensive income (loss)	(1,610)	(2,047)	9,615	16,886
Comprehensive (income) loss attributable to noncontrolling interests
Net income (loss)	6	(217)	(56)	(221)
Foreign currency translation adjustment, net	—	270	—	140
Total comprehensive (income) loss attributable to noncontrolling interests	6	53	(56)	(81)
Comprehensive income (loss) attributable to NorthStar Realty Europe Corp. common stockholders	$(1,604)	$(1,994)	$9,559	$16,805

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2017	55,402	$555	$940,579	$(347,053)	$25,618	$619,699	$4,646	$624,345
Reallocation of interest in Operating Partnership (refer to Note 9)	—		(20)	—	—	(20)	20	—
Conversion of Common Units to common stock (refer to Note 9)	23	—	216	—	—	216	(216)	—
Redemption of Common Units	—	—	—	—	—	—	(551)	(551)
Amortization of equity-based compensation (refer to Note 7)	—	—	365	—	—	365	—	365
Issuance and vesting of restricted stock, net of tax withholding	198	2	(2)	—	—	—	—	—
Retirement of shares of common stock	(1,051)	(11)	(13,339)	—		(13,350)	—	(13,350)
Other comprehensive (loss)	—	—	—	—	19,871	19,871	130	20,001
Dividends on common stock and equity-based compensation(1)	—	—	—	(8,332)	—	(8,332)	(60)	(8,392)
Net income (loss)	—	—	—	(1,072)	—	(1,072)	4	(1,068)
Balance as of March 31, 2018 (Unaudited)	54,572	$546	$927,799	$(356,457)	$45,489	$617,377	$3,973	$621,350
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	105	—	—	105	(105)	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(131)	(131)
Redemption of Common Units	—	—	—	—	—	—	(31)	(31)
Amortization of equity-based compensation (refer to Note 7)	—	—	1,311	—	—	1,311	—	1,311
Issuance and vesting of restricted stock, net of tax withholding	150	2	(2)	—	—	—	—	—
Retirement of shares of common stock	(4,018)	(40)	(56,255)	—	—	(56,295)	—	(56,295)
Other comprehensive (loss)	—	—	—	—	(39,653)	(39,653)	(270)	(39,923)
Dividends on common stock and equity-based compensation	—	—	—	(7,755)	—	(7,755)	(53)	(7,808)
Net income (loss)	—	—	—	37,659	—	37,659	217	37,876
Balance as of June 30, 2018 (Unaudited)	50,704	$508	$872,958	$(326,553)	$5,836	$552,749	$3,600	$556,349
________________

(1)	For each of the three months ended March 31, 2018 and June 30, 2018, the Company paid $0.15 of dividends per share of common stock.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2018	49,807	$498	$862,240	$(170,669)	$(18,424)	$673,645	$4,458	$678,103
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	186	—	—	186	(186)	—
Conversion of Common Units to common stock (refer to Note 9)	22	—	132	—	—	132	(132)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	1,287	—	—	1,287	—	1,287
Issuance and vesting of restricted stock, net of tax withholding	(46)	(1)	(733)	—	—	(734)	—	(734)
Other comprehensive income (loss)	—	—	—	—	102	102	—	102
Dividends on common stock and equity-based compensation(1)	—	—	—	(7,455)	—	(7,455)	(47)	(7,502)
Net income (loss)	—	—	—	11,061	—	11,061	62	11,123
Balance as of March 31, 2019 (Unaudited)	49,783	$497	$863,112	$(167,063)	$(18,322)	$678,224	$4,155	$682,379
Reallocation of interest in Operating Partnership (refer to Note 9)	—	—	40	—	—	40	(40)	—
Amortization of equity-based compensation (refer to Note 7)	—	—	1,950	—	—	1,950	—	1,950
Issuance and vesting of restricted stock, net of tax withholding	507	5	(406)	—	—	(401)	—	(401)
Other comprehensive income (loss)	—	—	—	—	(176)	(176)	—	(176)
Dividends on common stock and equity-based compensation(1)	—	—	—	(7,556)	—	(7,556)	(47)	(7,603)
Net income (loss)	—	—	—	(1,428)	—	(1,428)	(6)	(1,434)
Balance as of June 30, 2019 (Unaudited)	50,290	$502	$864,696	$(176,047)	$(18,498)	$670,653	$4,062	$674,715

(1)	For each of the three months ended March 31, 2019 and June 30, 2019, the Company paid $0.15 of dividends per share of common stock.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$9,689	$36,808
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,821	23,627
Amortization of deferred financing costs	833	1,591
Amortization of equity-based compensation	3,237	1,551
Allowance for uncollectible accounts	146	492
Other (gain) loss, net	2,503	(529)
Gain on sales, net	(21,396)	(39,585)
Extinguishment of debt	670	1,441
Amortization of capitalized above/below market leases	(499)	259
Straight line rental income	324	(5,080)
Deferred income tax (benefit)/expense, net	555	11
Changes in assets and liabilities:
Receivables	460	2,520
Other assets	(2,012)	(3,067)
Accounts payable and accrued expenses	(523)	(4,181)
Due to related party	(5,589)	948
Other liabilities	(1,884)	(709)
Net cash provided by (used in) operating activities	(1,665)	16,097
Cash flows from investing activities:
Improvements of operating real estate	(3,220)	(8,171)
Proceeds from sale of operating real estate	93,687	188,523
Settlement of foreign currency forwards	2,562	(4,371)
Escrow release	562	3,305
Other deposits	—	4,746
Deferred leasing costs	(523)	(694)
Net cash provided by (used in) investing activities	93,068	183,338
Cash flows from financing activities:
Repayment of mortgage and other notes payable	(132,536)	(122,145)
Borrowings from credit facility	—	20,000
Repayment of credit facility	—	(20,000)
Payment of financing costs	—	(811)
Purchase of derivatives	—	(3,083)
Issuance and vesting of restricted stock, net of tax withholding	(1,135)	—
Repurchase of common stock	—	(69,352)
Dividends	(15,105)	(16,200)
Redemption of Common Units	—	(583)
Distributions to noncontrolling interest	—	(113)
Net cash provided by (used in) financing activities	(148,776)	(212,287)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(6,030)	(842)
Net increase (decrease) in cash and cash equivalents and restricted cash	(63,403)	(13,694)
Cash and cash equivalents and restricted cash—beginning of period	446,128	71,582
Cash and cash equivalents and restricted cash—end of period	$382,725	$57,888

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Continued)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash
Beginning of the period
Cash and cash equivalents	$438,931	$64,665
Restricted cash	5,592	6,917
Cash and restricted cash included in assets held for sale	1,605	—
Total cash, cash equivalents and restricted cash, beginning of period	$446,128	$71,582

End of period
Cash and cash equivalents	$377,393	$51,036
Restricted cash	5,332	6,852
Cash and restricted cash included in assets held for sale	—	—
Total cash, cash equivalents and restricted cash, end of period	$382,725	$57,888

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Common Units to common stock	$132	$216
Reclassification of other assets and liabilities to assets held for sale	556	388
Retirement of shares of common stock	—	242
Reallocation of interest in Operating Partnership	226	85
Accrued capital expenditures, deferred assets	1,016	1,007

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
Merger Agreement with AXA Investment Managers
In July 2019, the Company announced that it had entered into a merger agreement (the “Merger Agreement”) with certain entities managed by AXA Investment Managers - Real Assets (“AXA Investment Managers”) under which the Company will merge with and into a wholly owned subsidiary of AXA Investment Managers (“Merger Sub”) with Merger Sub as the surviving entity in the merger (the “Merger”). The surviving entity of the Merger will not be a publicly-traded company and will become a wholly owned subsidiary of a fund managed by AXA Investment Managers. The Merger has been approved by the Company’s board of directors (the “Board”) upon the recommendation of the Strategic Review Committee of the Board consisting solely of independent directors of the Company (refer to Note 14 for more information).

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation. Unrealized gain (loss) on derivatives and other has been renamed to other gain (loss), net and realized gain (loss) on sales and other has been renamed to gain on sales, net for presentational purposes only. Additionally, the Company has reclassified the gain (loss) on net cash on derivatives from realized gain (loss) on sales and other to other gain (loss), net on the consolidated statements of operations for the three and six months ended June 30, 2018 (refer to Note 10).
Finally, in connection with the new leasing guidance under ASU 2016-02, which the Company adopted on January 1, 2019, the Company has combined the rental income and escalation income line items into one line item, lease income. Further, in connection with the new leasing guidance, the Company has reclassified below market ground lease from intangible assets, net and goodwill on the consolidated balance sheets to the operating lease right of use asset recorded in other assets, net and operating lease liability recorded in other liabilities on the consolidated balance sheets as of June 30, 2019 (refer below for details on the new guidance).
Prior Period Adjustments
In connection with the new share-based payment guidance under ASU 2018-07, which the Company early adopted on July 1, 2018, the Company was required to retrospectively adjust compensation expense for the three and six months ended June 30, 2018 by $1.6 million and $1.8 million, respectively. This prior period adjustment increased the previously stated earnings per share (“EPS”) disclosed for the three months ended June 30, 2018 by $0.03 per basic and dilutive share, respectively, and for the six months ended June 30, 2018 by $0.04 per basic share and $0.03 per dilutive share
Intangible Assets and Intangible Liabilities
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
The following table presents identified intangibles as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place lease	$40,116	$(24,575)	$15,541	$40,545	$(22,031)	$18,514
Above-market lease	3,032	(1,581)	1,451	3,042	(1,401)	1,641
Below-market ground lease(1)	—	—	—	32,552	(1,420)	31,132
Goodwill(2)	6,842	N/A	6,842	6,886	N/A	6,886
Total	$49,990	$(26,156)	$23,834	$83,025	$(24,852)	$58,173

Intangible liabilities:
Below-market lease	$16,252	$(7,427)	$8,825	$16,305	$(6,583)	$9,722
Total	$16,252	$(7,427)	$8,825	$16,305	$(6,583)	$9,722
_____________________________

(1)
Upon adoption of the new lease standard on January 1, 2019, the Company has reclassified below market ground lease from intangible assets, net and goodwill on the consolidated balance sheets to the operating lease right of use asset recorded in other assets, net on the consolidated balance sheets as of June 30, 2019.

(2)
Represents goodwill associated with certain acquisitions in exchange for shares in the underlying portfolios. The goodwill and a corresponding deferred tax liability was recorded at acquisition based on tax basis differences.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets		Intangible Liabilities
	In-place Leases, Net	Above-market Leases, Net	Below-market Leases, Net
Remaining 2019	$2,588	$181	$834
2020	3,567	362	1,638
2021	2,969	362	1,475
2022	2,146	343	1,475
2023	1,373	203	1,475
2024 and thereafter	2,898	—	1,928
Total	$15,541	$1,451	$8,825
Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Other assets:
Prepaid expenses	$1,468	$581
Deferred leasing and other costs, net	3,786	3,710
Deferred tax assets, net	241	801
Straight-line rent, net	7,261	7,479
Operating lease right of use asset	30,875	—
Other	2,839	1,746
Total	$46,470	$14,317

	June 30, 2019	December 31, 2018
Other liabilities:
Deferred tax liabilities	$5,090	$5,123
Prepaid rent received and unearned revenue	9,264	9,867
Tenant security deposits	3,686	3,914
Prepaid escalation and other income	—	2,121
Operating lease liability	25	—
Other	76	242
Total	$18,141	$21,267
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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Rental amounts due under tenant leases are generally subject to scheduled adjustments. The following tables present approximate future rental income under noncancelable operating leases to be received over the next five years and thereafter as of June 30, 2019 and December 31, 2018 (dollars in thousands):

As of June 30, 2019(1)
Remaining 2019	$27,365
Years ending December 31:
2020	43,975
2021	40,114
2022	35,325
2023	35,602
Thereafter	94,031
Total	$276,412
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of June 30, 2019.

As of December 31, 2018(1)
Years Ending December 31:
2019	$56,237
2020	46,178
2021	42,021
2022	35,736
2023	35,796
Thereafter	93,781
Total	$309,749
_________________________

(1)	Translated to the U.S. dollar using the currency exchange rate as of December 31, 2018.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment (“CTA”), net, is recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. For the three months ended June 30, 2019 and 2018, the Company reclassified $0.1 million and $7.8 million, respectively, of CTA to gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3). For the six months ended June 30, 2019 and 2018, the Company reclassified $(1.1) million, and $8.1 million, respectively, of CTA to gain on sales, net in the consolidated statements of operations due to the sale of certain real estate assets (refer to Note 3).
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes with the initial filing of its 2015 U.S. federal tax return and will continue to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Internal Revenue Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company distributes to its stockholders 100% of its taxable income and therefore no provision for U.S. federal income taxes has been included in the accompanying consolidated financial statements for the three and six months ended June 30, 2019 and 2018. Dividends distributed for the year ended December 31, 2018 were characterized, for U.S. federal income tax purposes, as capital gains.
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
For the Company’s foreign subsidiaries, including the Company’s foreign TRS, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the foreign tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates the realizability of its deferred tax assets (e.g. net operating loss) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Due to past and projected losses in certain local jurisdictions where the Company does not have carryback potential and/or cannot sufficiently forecast future taxable income, the Company recognized net cumulative valuation allowances against the Company’s deferred tax assets. The Company will continue to review its deferred tax assets in accordance with U.S. GAAP. The Company recorded an income tax expense of $0.2 million and an income tax benefit of $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $2.4 million and an income tax benefit of $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Income tax expense recorded for the six months ended June 30, 2019 includes a $2.0 million capital gains tax related to assets sold in the first quarter 2019.

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
The Company recognized operating lease right of use asset of $30.9 million in other assets, net and a corresponding operating lease liability of $25.0 thousand in other liabilities for ground leases in its real estate portfolio. There was no impact to beginning equity as a result of adoption related to lessee accounting as the difference between the asset and liability balance is attributable to the derecognition of pre-existing balances, including straight-line rent, lease incentives, prepaid or deferred rent and ground lease obligation intangibles.
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

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Land	$267,465	$269,149
Buildings and improvements	373,299	373,446
Building and leasehold interests	173,366	173,782
Tenant improvements	29,513	28,432
Operating real estate, gross	843,643	844,809
Less: accumulated depreciation	(72,033)	(64,187)
Operating real estate, net	$771,610	$780,622

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
There were no operating real estate assets held for sale as of June 30, 2019.
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2018 (dollars in thousands):

			Assets(1)(2)				Liabilities(1)
Location	Type	Properties	Operating Real Estate, Net(2)	Intangible Assets, Net	Other Assets	Total	Other Liabilities
As of December 31, 2018:
Bremen, Germany(3)(6)	Other	1	$1,060	$18	$—	$1,078	$—
Werl, Germany(3)(4)	Other	1	2,866	—	4	2,870	—
Marly, France(5)	Other	1	43,208	—	3,897	47,105	1,498
Frankfurt, Germany(6)	Office	1	21,274	216	802	22,292	—
Total		4	$68,408	$234	$4,703	$73,345	$1,498
_____________________________

(1)
The assets and liabilities classified as held for sale were sold as either asset sales or share sales subject to standard industry terms and conditions. The assets held-for-sale as of December 31, 2018 contributed $0.5 million and $1.1 million of revenue and $(0.3) million and $(2.1) million of income (loss) before income tax benefit (expense) for the three months ended June 30, 2019 and 2018, respectively. The assets held-for-sale as of December 31, 2018 contributed $1.8 million and $1.5 million of revenue and $0.2 million and $(2.5) million of income (loss) before income tax benefit (expense) for the six months ended June 30, 2019 and 2018, respectively.

(2)	Represents operating real estate and intangible assets, net of accumulated depreciation and amortization of $6.9 million as of December 31, 2018, prior to being reclassified into held for sale.

(3)	Net of impairment loss of $0.3 million and $0.5 million, respectively, on the non-core retails assets in Bremen and Werl, Germany.

(4)	Asset was sold in February 2019.

(5)	Asset was sold in June 2019.

(6)	Assets were sold in March 2019.
Real Estate Sales
The following table summarizes the Company’s real estate sales for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Properties	1	1	4	1
Carrying Value	$44,587	$156,107	$70,590	$156,107
Sales Price(1)	$48,190	$188,246	$92,533	$188,246
Net Proceeds(2)	$47,753	$186,064	$91,863	$186,064
Gain (3)(4)	$3,166	$29,957	$21,273	$29,957
_____________________________

(1)
For the three months ended June 30, 2019 and 2018, the Company sold one asset for approximately €43 million and one asset for approximately €159 million, respectively. For the six months ended June 30, 2019 and 2018, the Company sold a total of four properties for approximately €82 million and one asset for approximately €159 million, respectively.

(2)
Represents proceeds net of sales costs prior to the repayment of the associated property debt. For the three and six months ended June 30, 2019, the Company repaid $34.5 million and $51.6 million, respectively, of associated property debt, including release premiums. For the three and six months ended June 30, 2018 the Company repaid $102.4 million of associated property debt and $15.6 million of preferred equity certificates.

(3)
For the three months ended June 30, 2019, the Company also recorded a gain on sale of $0.4 million related to adjustments from prior period disposals, net other gains and losses and a $0.1 million CTA gain. For the six months ended June 30, 2019, the Company also recorded a gain on sale of $1.2 million related to the release of escrow accounts and adjustments from prior period disposals, net other gains and losses offset by $1.1 million CTA loss.

(4)
For the three months ended June 30, 2018, the Company also recorded a gain on sale of $0.5 million related to adjustments from prior period disposals, net other gains and losses and a $7.8 million CTA gain. For the six months ended June 30, 2018, the Company also recorded a gain on sale of $1.5 million related to the release of escrow accounts and adjustments from prior period disposals, net other gains and losses and a $8.1 million CTA gain.

4.	Preferred Equity Investments
In December 2018, in connection with the sale of Trianon Tower, the Company retained a $5.7 million (€5 million) interest in the form of preferred equity, which the Company accounts for as a debt investment.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2017, the Company partnered with a property developer in China to acquire 20 Gresham Street, a Class A office building in London, United Kingdom and the Company invested $33.3 million (£26.2 million) of preferred equity, which the Company accounts for as a debt investment.
The following table presents the Company’s preferred equity investments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
Asset Type	Principal Amount	Carrying Value	Principal Amount	Carrying Value	Fixed Rate	Mandatory Redemption
Preferred equity investment
Gresham Street(1)	$33,267	$33,267	$33,368	$33,368	8.00%	May 2020
Trianon Tower(2)	5,685	5,685	5,722	5,722	7.00%	Dec 2023
Total	$38,952	$38,952	$39,090	$39,090
_____________________________

(1)	Denominated in U.K. Pound Sterling, and as such, the principal amount decreased from 2018 to 2019 is due to the decrease in the U.K. Pound Sterling to U.S. dollar exchange rate.

(2)	Denominated in Euro, and as such, the principal amount decreased from 2018 to 2019 is due to the decrease in the Euro to U.S. dollar exchange rate.
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
As of June 30, 2019, the Company’s preferred equity investments were performing in accordance with the contractual terms of their governing documents, in all material respects, and were categorized as performing loans. For the three months ended June 30, 2019 and 2018, the preferred equity investments contributed $0.8 million and $0.7 million, respectively, of interest income recorded on the consolidated statement of operations. For the six months ended June 30, 2019 and 2018, the preferred equity investments contributed $1.6 million and $1.4 million, respectively, of interest income recorded on the consolidated statement of operations. The remaining balance of interest income for the three and six months ended June 30, 2019 of $0.8 million and $1.6 million, respectively, related to the interest income from cash held in interest bearing bank accounts.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Borrowings
The following table presents borrowings as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				June 30, 2019		December 31, 2018
	Country	Final Maturity	Contractual Interest Rate(2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable:(1)
Trias Portfolio 1(4)(6)	France	Apr-22	EURIBOR + 1.65%	$40,132	$39,306	$75,622	$74,449
Trias Portfolio 2(4)(6)	Germany	Jun-25	EURIBOR + 1.00%	69,855	69,432	87,496	86,720
SEB Portfolio 1(4)	Germany/France	Jul-24	EURIBOR + 1.55%	201,610	199,383	202,921	200,459
SEB Portfolio 2(4)	U.K.	Jul-24	GBP LIBOR + 1.55%	236,065	233,908	236,777	234,402
SEB Portfolio - Preferred(3)	Germany/France/U.K.	Apr-60	0.90%	—	—	82,745	82,534
Other - Preferred(5)	Germany	Oct-45	1.00%	4,320	4,320	4,348	4,348
Total mortgage and other notes payable				$551,982	$546,349	$689,909	$682,912
_____________________________

(1)
All mortgage notes and other notes payable are denominated in local currencies, and as such, the principal amount on debt balances generally decreased from December 31, 2018 to June 30, 2019 due to the decrease in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate and the repayment of $51.6 million due to sales and $80.9 million due to the repayment of the SEB Portfolio - Preferred debt (based on the applicable exchange rate of when the debt was repaid). All borrowings are non-recourse and are interest-only through maturity, subject to compliance with covenants of the respective borrowing, and denominated in the same currency as the assets securing the borrowing.

(2)	All floating rate debt is subject to interest rate caps of 0.5% for EURIBOR and 2.0% for GBP LIBOR which are used to manage interest rate exposure.

(3)
Represents preferred equity certificates, which the Company repaid in April 2019, with a contractual interest rate of 0.90% through May 2019, which would have increased to EURIBOR plus 12.0% through May 2022 and subsequently to EURIBOR plus 15.0% through final maturity. Certain prepayments prior to May 2019 were subject to the payment of the unpaid coupon on outstanding principal amount through May 2019.

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

(6)
In February and March 2019, the Company repaid a portion of the mortgage notes on Trias 2 and in June 2019, the Company repaid a portion of the mortgage notes on Trias 1 in connection with the sales of the associated properties (refer to Note 3). In addition, the Company expensed the remaining deferred financing costs associated with these mortgage notes and paid the related prepayment penalties which are recorded in extinguishment of debt in the consolidated statements of operations.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$551,982	$689,909
Deferred financing costs, net	(5,633)	(6,997)
Carrying value	$546,349	$682,912
The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2019 (dollars in thousands):

Mortgage and Other Notes Payable
Remaining 2019	$—
Years ending December 31:
2020	—
2021	—
2022	40,132
2023	—
2024	437,675
2025 and thereafter	74,175
Total	$551,982

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company was in compliance with all of its financial covenants.
Credit Facility
In March 2018, the Company amended the corporate revolving credit facility (the “Credit Facility”), increasing the size from $35.0 million to $70.0 million and extending the term until April 2020 with a one year extension option. The Credit Facility includes an accordion feature, providing for the ability to increase the facility to $105.0 million. As of June 30, 2019, there was no outstanding balance on the Credit Facility. In July 2019, the Company terminated the Credit Facility.
6.    Related Party Arrangements
Colony Capital, Inc.
The Company entered into a management agreement with an affiliate of the Manager in November 2015 (the “Original Management Agreement”). On November 9, 2017, the Company entered into an amended and restated management agreement (the “Amended and Restated Management Agreement”) with an affiliate of the Manager, effective as of January 1, 2018. As asset manager, the Manager is responsible for the Company’s day-to-day operations, subject to the supervision and management of the Board. Through its global network of subsidiaries and branch offices, the Manager performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries. The Amended and Restated Management Agreement with the Manager provides for a base management fee, incentive fee and expense reimbursement.
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
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of June 30, 2019, the termination fee that would be payable on the Termination Date was $64.6 million. No Incentive Fee will be payable to the Manager for any period following the Termination Date.
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
Term
The Amendment, as modified by Amendment No. 2, provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of an NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) June 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on June 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

into within 30 days thereafter. Because the Merger will qualify as an NRE Change of Control under the Amended and Restated Management Agreement, upon the closing of the Merger, the Amended and Restated Management Agreement will automatically terminate in accordance with its terms.
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
For the three months ended June 30, 2019 and 2018, the Company incurred $3.9 million and $4.2 million, respectively, related to the base management fee. For the six months ended June 30, 2019 and 2018, the Company incurred $7.7 million and $8.4 million, respectively, related to the base management fee.
Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, the Company is obligated to pay the Manager an incentive fee, if any (the “Incentive Fee”), with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) the Company’s Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) the Company’s Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 (at a price of $14.97) and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31 of the applicable calendar year. Any future Incentive Fee will reduce the final termination payment payable to the Manager which, as of June 30, 2019, is $64.6 million and is payable on the Termination Date.
For the year ended December 31, 2018, the Company incurred a $5.4 million incentive fee which was paid in April 2019.
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
For the three months ended June 30, 2019 and 2018, the Manager allocated $0.2 million and $0.2 million, respectively, of Internalized Service Costs to the Company, which is recorded in general and administrative expenses in the consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the Manager allocated $0.4 million and $0.5 million, respectively, of Internalized Service Costs to the Company, which is recorded in general and administrative expenses in the consolidated statements of operations.
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
Beginning with the Company’s 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by the Company’s board of directors for election at each annual meeting. In the third quarter of 2019, for the 2019 annual stockholders’ meeting, the Manager will nominate one individual to the Company’s board of directors.
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
Manager Ownership of Common Stock
As of June 30, 2019, Colony Capital and its subsidiaries owned 5.6 million shares of the Company’s common stock, or approximately 11.2% of the total outstanding common stock.

7.	Compensation Expense
The following summarizes the equity-based compensation for the three and six months ended June 30, 2019 and 2018:
For the three months ended June 30, 2019 and 2018, the Company recorded $2.0 million and $1.2 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statement of operations. For the six months ended June 30, 2019 and 2018, the Company recorded $3.2 million and $1.6 million, respectively, of equity-based compensation expense which is recorded in compensation expenses on the consolidated statements of operations. As of June 30,

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2019, equity-based compensation expense to be recognized over the remaining vesting period through May 2022 is $12.1 million, provided there are no additional forfeitures.
In the third quarter 2018, the Company adopted ASU 2018-07 which required the Company to retrospectively adjust compensation expense for the three and six months ended June 30, 2018 by $1.6 million and $1.8 million, respectively (refer to Note 2).
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
As of June 30, 2019, under the 2015 Plan, a total of 2.1 million shares of common stock had been issued (net of forfeitures and shares held back for tax withholding), 1.8 million shares were reserved for issuance pursuant to outstanding equity awards (including 0.3 million reserved for issuance upon conversion of outstanding LTIP Units and Common Units and 1.5 million reserved for issuance pursuant to the outstanding Absolute RSUs, Relative RSUs, 2018 Absolute RSUs and 2018 Relative RSUs, as defined below) and 9.3 million otherwise unreserved shares remained available for issuance.
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
In March 2016, as contemplated in connection with the Spin-off, the Company granted an aggregate of 995,698 restricted shares of common stock and 1,493,551 RSUs to employees of the Manager or one of its subsidiaries under the 2015 Plan. The restricted shares of common stock were subject to vesting over the approximately four year period ending December 31, 2019, subject to continued employment with the Manager or one of its subsidiaries and the RSUs were market-based awards subject to the achievement of performance-based vesting conditions and continued employment with the Manager or one of its subsidiaries. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index and continued employment with the Manager or one of its subsidiaries over the approximately four year period from the grant date through December 31, 2019 (the “Relative RSUs”). Award recipients may earn up to 100% of the Absolute RSUs that were granted and up to 125% of the Relative RSUs that were granted. Upon vesting pursuant to the terms of the Absolute RSUs and Relative RSUs, the RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In accordance with their terms, all of these restricted shares of common stock that remained outstanding vested in connection with the tri-party merger with NorthStar Realty Finance Corp., NorthStar Asset Management Group Inc. and Colony Capital (the “NorthStar Colony Mergers”). The Absolute and Relative RSUs were not affected by the NorthStar Colony Mergers and remain outstanding, subject to forfeitures occurring in connection with termination of employment with the Manager or one of its subsidiaries. During the three months ended March 31, 2018, 170,454 Absolute RSUs and 170,453 Relative RSUs that had previously been granted to key employees of the Manager who are no longer providing services to the Company were forfeited. In 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee utilized 300,000 of these forfeited RSUs to make retention grants consisting of 150,000 restricted shares of common stock that are subject to vesting based on continued service and established a retention pool consisting of an additional 150,000 shares of common stock or RSUs that were to be allocated prior to May 2019 to employees of the Manager who are providing services to the Company as designated by the compensation committee, in its discretion. In November 2018, in order to assist in the retention of employees of the Manager who are continuing to provide services to the Company, the Company’s compensation committee issued retention grants consisting of 90,000 restricted shares of common stock to non-executive officers of the Company that are subject to vesting based on continued service. In May

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2019, the Company allocated the remaining awards under the retention pool, which resulted in the Company granting 150,000 restricted shares of common stock subject to vesting based on continued service.
In March 2018, as contemplated by the Amended and Restated Management Agreement, the Company established an annual equity compensation pool under the 2015 Plan to be allocated among members of management of the Company and other employees of the Manager consisting of an aggregate of 198,000 restricted shares of common stock and 132,000 performance based RSUs. This annual equity compensation pool was then allocated to individual award recipients by the Manager, and individual grants were made. The restricted shares of common stock are subject to vesting in approximately equal annual installments over the three-year period ending March 16, 2021, subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries. During the first quarter 2019, 98,310 shares vested, of which 44,342 were retired for tax withholdings. The RSUs are market-based awards subject to the achievement of performance-based vesting conditions. Approximately one-half of these RSUs are subject to the achievement of performance-based hurdles relating to the Company’s absolute total stockholder return over the three-year period from the grant date through February 28, 2021 (the “2018 Absolute RSUs”). The other approximately one-half of these RSUs are subject to the achievement of performance-based hurdles based on the Company’s total stockholder return relative to the MSCI US REIT Index over the three-year period from the grant date through February 28, 2021 (the “2018 Relative RSUs”). Award recipients may earn up to 200% of the 2018 Absolute RSUs and Relative RSUs that were granted. Vesting of the 2018 Absolute and Relative RSUs are also subject to the Manager continuing to serve as the Company’s manager and the recipient’s continued employment with the Manager or Colony Capital or one of its subsidiaries through the end of the performance period. The RSUs that vest will be settled in shares of common stock and the recipients will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each share that vests) on or after the date the RSUs were initially granted. In May 2019, the Company reinstated 13,257 restricted shares of common stock and 8,838 performance-based RSUs that had been granted in March 2018 pursuant to the annual equity compensation pool, but had been previously been forfeited by an individual who has continued to provide services to the Company.
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
Following the Spin-off, NorthStar Realty and the compensation committee of its Board continued to administer all awards granted by NorthStar Realty prior to the Spin-off, but the Company was obligated to issue shares of the Company’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards. These awards continued to be governed by the NorthStar Realty equity plans, as applicable, and shares of the Company’s common stock issued pursuant to these awards were not be issued pursuant to, and did not reduce availability under, the 2015 Plan. In connection with the NorthStar Colony Mergers, all of these outstanding equity-based awards vested or were forfeited.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents activity related to the issuance, vesting, redemption, conversion and forfeitures of restricted stock, Common Units and performance RSUs. The balance as of June 30, 2019 represents vested Common Units and unvested restricted stock and performance RSUs (grants in thousands):

	Six Months Ended June 30, 2019
	Restricted Stock(1)	Common Units	Performance RSUs(2)	Total Grants	Weighted Average Grant Price
December 31, 2018	538	338	1,225	2,101	$12.08
Granted	530	—	9	539	16.86
Vested/converted	(87)	(22)	—	(109)	16.86
Withheld/retired	(67)	—	—	(67)	17.05
Forfeited	(3)	—	(10)	(13)	16.74
June 30, 2019	911	316	1,224	2,451	$12.87
_____________________________

(1)	Represents restricted stock included in common stock.

(2)	Represents outstanding Spin-off Absolute and Relative RSUs and 2018 Absolute and Relative RSUs.

8.	Stockholders’ Equity
Share Repurchase
In March 2018, the Company’s board of directors authorized the repurchase of up to $100 million of its outstanding common stock. The authorization expired in March 2019. For the three and six months ended June 30, 2019, the Company did not repurchase any shares of its common stock. For the three months ended June 30, 2018, the Company repurchased 4.0 million shares of its common stock for approximately $56.3 million. For the six months ended June 30, 2018, the Company repurchased 5.1 million shares of its common stock for approximately $69.6 million. From authorization through March 2019, the Company repurchased 6.1 million shares of its common stock for approximately $83.4 million.
Dividends
The following table presents dividends declared (on a per share basis) with respect to the six months ended June 30, 2019 and 2018:

Common Stock
Declaration Date	Dividend Per Share
2019
May 1	$0.15
August 2	$0.15
2018
May 8	$0.15
August 3	$0.15

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2019 and 2018 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019	2018
Numerator:
Net income (loss)	$(1,434)		$37,876	$9,689	$36,808
Net (income) loss attributable to Unit Holders noncontrolling interest	6		(217)	(56)	(202)
Net income (loss) attributable to common stockholders and Unit Holders(1)	$(1,428)		$37,659	$9,633	$36,606
Net (income) allocated to participating securities	(191)		(438)	(242)	(371)
Net income (loss) allocated to common stockholders—basic and dilutive	$(1,619)		$37,221	$9,391	$36,235
Denominator:
Weighted average shares of common stock - basic	49,449		51,859	49,392	53,456
Weighted average effect of dilutive share(3)	—	(2)	2,149	1,358	1,976
Weighted average shares of common stock - dilutive	49,449		54,008	50,750	55,432
Earnings (loss) per share:
Basic	$(0.03)		$0.72	$0.19	$0.68
Diluted	$(0.03)		$0.69	$0.19	$0.65
_____________________________

(1)
The EPS calculation takes into account Unit Holders, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
For the three months ended June 30, 2019, shares in the diluted EPS calculation represents basic shares due to the net loss in that period. The shares exclude the effect of adding back 1.4 million weighted average dilutive common shares as their inclusion would be antidilutive.

(3)	Includes the Absolute and Relative RSUs and 2018 Absolute and Relative RSUs as the performance targets would have been met if the performance period ended on June 30, 2019 and 2018.

9.	Noncontrolling Interests
Operating Partnership
Noncontrolling interests include the aggregate Unit Holders’ interest in the Operating Partnership. Net income (loss) attributable to the noncontrolling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock, Common Units or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a Common Unit or LTIP Unit is generally redeemable for cash or common stock at the option of the Company or the holder, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carrying value of such noncontrolling interest is reallocated based on the number of Unit Holders in total in proportion to the number of Units Holders plus the number of shares of common stock outstanding. As of June 30, 2019 and December 31, 2018, the Company allocated $0.2 million and $0.2 million, respectively, from stockholders’ equity to noncontrolling interest on the consolidated balance sheets and consolidated statement of equity.
As of June 30, 2019, 315,434 Common Units and LTIP Units were outstanding, representing a 0.6% ownership and noncontrolling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the three months ended June 30, 2019 and 2018 was a net income (loss) of an immaterial amount and $0.2 million, respectively. Net income (loss) attributable to the Operating Partnership noncontrolling interest for the six months ended June 30, 2019 and 2018 was a net income (loss) of $0.1 million and $0.2 million, respectively.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2019 and December 31, 2018 (dollars, U.K. pound sterling and Euros in thousands):

	Number(1)	Notional Amount	Fair Value Asset (Liability)	Range of Fixed GBP LIBOR / EURIBOR/ Strike Price	Range of Maturity
As of June 30, 2019 (Unaudited):
Interest rate caps (EUR)	28	€564,694	$531	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	—	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	2	€24,480	2,757	1.25 EUR/USD(3)	August 2019 - November 2019
Total	35		$3,288

As of December 31, 2018:
Interest rate caps (EUR)	28	€564,694	$2,185	3 Month EURIBOR 0.5%	April 2020 - May 2025
Interest rate caps (GBP)	5	£202,645	20	3 Month GBP LIBOR 2.0%	April 2020
Foreign currency forwards(2)	4	€48,960	4,235	1.25 EUR/USD(3)	February 2019 - November 2019
Total	37		$6,440
_____________________________
(1)    Represents number of transactions.
(2)    Includes Euro currency forwards.
(3)    The strike prices for the foreign currency forwards represent the average price.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Balance Sheet	June 30, 2019	December 31, 2018
	Location
Interest rate caps	Derivative assets	$531	$2,205
Foreign currency forwards	Derivative assets	$2,757	$4,235

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Amount of gain (loss) recognized in earnings:	Statements of operations location:
Adjustment to fair value of interest caps held at the end of the reporting period	Other gain (loss), net	$(375)	$(1,880)	$(1,652)	$(1,999)
Adjustment to fair value of foreign currency forwards held at the end of the reporting period	Other gain (loss), net	(1,596)	7,566	(1,477)	6,494
Net cash receipt (payment) on derivatives	Other gain (loss), net(1)	1,416	(2,631)	2,562	(4,371)
_____________________________

(1)
Excludes the gain (loss) relating to foreign currency transactions for the three months ended June 30, 2019 and 2018 of $0.6 million and $0.4 million, respectively and for the six months ended June 30, 2019 and 2018 of $(1.9) million and $0.4 million, respectively.

The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2019 and December 31, 2018. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2019 and December 31, 2018.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Principal/Notional Amount	Carrying Value	Fair Value	Principal/Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Derivative assets	$927,254	$3,288	$3,288	$960,401	$6,440	$6,440
Preferred equity investment	38,952	38,952	39,363	39,090	39,090	39,501
Financial liabilities:(1)
Mortgage and other notes payable, net	$551,982	$546,349	$546,349	$689,909	$682,912	$686,891
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Risk Management
Concentrations of credit risk arise when a number of tenants related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. For the three and six months ended June 30, 2019, one tenant, BNP Paribas RE, accounted for more than 10% of the Company’s total revenues. This tenant has 0.6 years remaining on its lease. Otherwise, the Company has no other tenant that generates 10% or more of its total revenues. Additionally, for the three and six months ended June 30, 2019, Germany, France and the United Kingdom each accounted for more than 10% of the Company’s total revenues. The Company believes its portfolio is well diversified and does not contain any unusual concentrations of credit risks.
Guarantee
In connection with the sale of the Trianon Tower in December 2018, the Company pledged its $5.7 million (€5 million) preferred equity certificates to secure certain of the seller representations and warranties made to the buyer in the definitive purchase agreement. The maximum exposure of this guarantee is the $5.7 million (€5 million) preferred equity certificates. To date, we have not experienced any significant losses related to this guarantee. We establish reserves when a loss is probable and the amount can be reasonably estimated.

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

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$16,499		$—	$—		$16,499
Interest income	—		761	793		1,554
Expenses
Interest expense(1)	3,237		—	176		3,413
Management fee, related party	—		—	3,848		3,848
Transaction costs(2)	—		—	1,827		1,827
Depreciation and amortization	5,908		—	—		5,908
Gain on sales, net	(3,671)		—	—		(3,671)
Other expense (income)	4,815	(3)	—	3,098	(4)	7,913
Income (loss) before income tax benefit (expense)	6,210		761	(8,156)		(1,185)
Income tax benefit (expense)	(249)		—	—		(249)
Net income (loss)	$5,961		$761	$(8,156)		$(1,434)
_____________________________

(1)	Includes $0.3 million and $0.1 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Represents costs associated with the continual work of the strategic review committee in the corporate segment.

(3)	Primarily relates to properties - operating expenses, loss on interest rate caps, other expenses and extinguishment of debt in the real estate equity segment.

(4)	Primarily relates to general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

	Three Months Ended June 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$30,162		$—	$—		$30,162
Interest income	—		706	—		706
Expenses
Interest expense(1)	5,601		—	254		5,855
Management fee, related party	—		—	4,223		4,223
Transaction costs	—		—	376		376
Depreciation and amortization	11,976		—	—		11,976
Gain on sale, net	(38,319)		—	—		(38,319)
Other expense (income)	11,455	(2)	—	(2,498)	(3)	8,957
Income (loss) before income tax benefit (expense)	39,449		706	(2,355)		37,800
Income tax benefit (expense)	76		—	—		76
Net income (loss)	$39,525		$706	$(2,355)		$37,876
_____________________________

(1)	Includes $0.7 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and loss on interest rate caps.

(3)	Primarily relates to the net gain on foreign currency derivatives offset by general and administrative expenses and compensation expense.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$33,583		$—	$—		$33,583
Interest income	—		1,538	1,627		3,165
Expenses						—
Interest expense(1)	6,691		—	402		7,093
Management fee, related party	—		—	7,736		7,736
Transaction costs(2)	—		—	2,589		2,589
Depreciation and amortization	11,821		—	—		11,821
Gain on sales, net	(21,396)		—	—		(21,396)
Other expense (income)	8,483	(3)	—	8,332	(4)	16,815
Income (loss) before income tax benefit (expense)	27,984		1,538	(17,432)		12,090
Income tax benefit (expense)	(2,401)		—	—		(2,401)
Net income (loss)	$25,583		$1,538	$(17,432)		$9,689
_____________________________

(1)	Includes $0.7 million and $0.2 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Represents costs associated with the continual work of the strategic review committee in the corporate segment.

(3)	Primarily relates to properties - operating expenses, loss on interest rate caps, other expenses and extinguishment of debt in the real estate equity segment.

(4)	Primarily relates to general and administrative expenses and compensation expense offset by a net gain on foreign currency derivatives.

	Six Months Ended June 30, 2018
Statement of Operations:	Real Estate Equity		Preferred Equity	Corporate		Total
Revenues
Lease income	$62,727		$—	$—		$62,727
Interest income	—		1,435	—		1,435
Expenses
Interest expense(1)	11,556		—	406		11,962
Management fee, related party	—		—	8,380		8,380
Transaction costs	—		—	857		857
Depreciation and amortization	23,627		—	—		23,627
Gain on sale, net	(39,585)		—	—		(39,585)
Other expense (income)	19,910	(2)	—	2,240	(3)	22,150
Income (loss) before income tax benefit (expense)	47,219		1,435	(11,883)		36,771
Income tax benefit (expense)	37		—	—		37
Net income (loss)	$47,256		$1,435	$(11,883)		$36,808
_____________________________

(1)	Includes $1.3 million and $0.3 million of amortization of deferred financing costs in the real estate equity and corporate segments, respectively.

(2)	Primarily relates to properties - operating expenses and the loss on interest rate caps.

(3)	Primarily relates to the net gain on foreign currency derivatives offset by general and administrative expenses and compensation expense.

The following table presents total assets by segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Total Assets	Real Estate Equity	Preferred Equity	Corporate	Total
June 30, 2019	$953,007	$41,629	$277,590	$1,272,226
December 31, 2018	1,362,679	40,568	22,252	1,425,499

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geography
The following table presents geographic information about the Company’s total lease income for the six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Properties(1)	14		24		14		24
Office
Germany	$3,847		$14,437		$8,037	(4)	$29,224
United Kingdom	6,309		7,780		12,633		15,273
France	5,110		5,346		10,323		10,830
Other office	—		1,313	(2)	—		4,733	(2)
Subtotal	15,266		28,876		30,993		60,060
Other Property Types
France/Germany(5)	1,233	(3)	1,286	(5)	2,590	(4)	2,667	(5)
Total	$16,499		$30,162		$33,583		$62,727
_____________________________

(1)	Represents the number of properties owned as of June 30, 2019 and 2018, respectively, including assets held-for-sale as of the respective period.

(2)	Includes an asset in Portugal which is classified as held-for-sale as of June 30, 2018 and partial period rental income from the Maastoren property which was sold in April 2018.

(3)	Represents income from two hotel (net lease) assets in Germany and partial period rental income from one industrial asset in France sold in the second quarter 2019.

(4)
Represents income from two hotel (net lease) assets in Germany and partial period rental income from one industrial asset in France sold in the second quarter 2019 and one office asset in Germany and two retail assets in Germany sold in the first quarter 2019.

(5)	Represents income from five assets including two retail in Germany, one industrial in France and two hotel (net lease) assets in Germany.

14.	Subsequent Events
Dividends
On August 2, 2019, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on August 23, 2019 to stockholders of record as of the close of business on August 19, 2019.
Credit Facility
On July 17, 2019 (the “Credit Facility Termination Date”) the Company terminated the Credit Facility. As of such date, no amounts were drawn under the Credit Facility and no fees or penalties were incurred as a result of the termination, other than the payment of an immaterial accrued commitment fee. The Company voluntarily terminated the Credit Facility to eliminate the obligation to pay the commitment fee with respect to undrawn lender commitments thereunder.

NORTHSTAR REALTY EUROPE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Merger Agreement with AXA Investment Managers
In July 2019, the Company announced the Merger. The surviving entity of the Merger will not be a publicly-traded company and will become a wholly owned subsidiary of a fund managed by AXA Investment Managers. The Merger has been approved by the Board upon the recommendation of the Strategic Review Committee of the Board consisting solely of independent directors of the Company.
Under the terms of the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock will be converted into the right to receive cash in U.S. dollars equal to the sum of $1.68 plus the U.S. dollar equivalent of €9.26 and £3.82 (the “Per Share Consideration”), without interest. The Company has entered into six-month forward contracts for the purchase of U.S. dollars for €482 million and £199 million, the approximate aggregate amount of the merger consideration denominated in euros and U.K Pound Sterling. In connection with the closing of the Mergers (as defined below), these forward contracts will be settled and the portion of the merger consideration denominated in euros and pound sterling will be paid to security holders of the Company in U.S. dollars reflecting the final exchange rates received in settlement of the forward contracts (which may be at rates greater or less than the currently estimated exchange rates, depending on the closing date of the Mergers). To the extent that the closing occurs prior to the end of the settlement period on the forward contracts, these contracts will be settled at the time of closing. An early settlement, prior to January 6, 2020, may reduce the U.S. dollars per share received by stockholders due to a shorter duration of the hedge. The Company currently estimates a closing in approximately three months, which would result in stockholders receiving approximately $17.03 per share in U.S. dollars. The settlement amount would be determined by the movement in the forward points from the date of closing to the final settlement date at the end of the six month period. There may also be an adjustment to present value the hedge settlement amount if the closing occurs before January 6, 2020. The settlement of the forward contracts is not contingent upon the consummation of the Mergers. Therefore, even if the Mergers are not competed, the hedges pursuant to the forward contract will remain in place and the Company will be required to settle the forward contracts at maturity of the hedges, which may result in a loss or gain to the Company. AXA Investment Managers will finance the Mergers and the other transactions contemplated by the Merger Agreement through the arrangement of equity financing and the Company’s available cash at closing. The closing of the Mergers is not subject to any financing condition.
The Merger is expected to close in the fourth quarter of 2019, subject to, among other things, the receipt of approval of the Company’s stockholders.
In addition, conditional upon, immediately prior to and in connection with the Merger, Nighthawk Partnership Merger Sub LLC (“Partnership Merger Sub”), a wholly owned subsidiary of the Company formed solely for the purposes of facilitating the transaction contemplated by the Merger Agreement, will merge with and into the Operating Partnership, with the Operating Partnership as the surviving entity (together with the Merger, the “Mergers”).

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
Significant Developments
Merger Agreement with AXA Investment Managers
In July 2019, we announced that we had entered into a merger agreement, or the Merger Agreement, with certain entities managed by AXA Investment Managers - Real Assets, or AXA Investment Managers, under which we will merge with and into a wholly owned subsidiary of AXA Investment Managers, or Merger Sub, with Merger Sub as the surviving entity in the merger, or the Merger. The surviving entity of the Merger will not be a publicly-traded company and will become a wholly owned subsidiary of a fund managed by AXA Investment Managers. The Merger has been approved by our board of directors, or our Board, upon the recommendation of our Strategic Review Committee of our Board consisting solely of our independent directors (refer to “Recent Developments” below for more information).
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
Our Portfolio
The following presents a summary of our portfolio as of June 30, 2019:

		Portfolio by Geographic Location
		June 30, 2019(3)	June 30, 2018(3)
Gross Book Value(1)	$0.9 billion
Number of properties	14
Number of countries	3
Total square meters(2)	134,087
Weighted average occupancy	96%
Weighted average lease term (years)	5.9
_____________________________

(1)	Represents gross operating real estate and intangibles as of June 30, 2019.

(2)	Based on contractual rentable area, located in many key European markets, including Hamburg, Berlin, London and Paris.

(3)	Based on rental income for 14 assets owned as of June 30, 2019.

The following table presents significant tenants in our portfolio as of June 30, 2019, based on in-place rental income as of June 30, 2019:

Significant tenants:	Asset (Location)	Square Meters(1)	Percentage of In-Place Rental Income	Weighted Average Lease Term (in years)
BNP PARIBAS RE	Berges de Seine (Paris, France)	15,406	17.8%	0.6
Invesco UK Limited	Portman Square (London, UK)	4,406	9.9%	8.2
BNP PARIBAS SA	Boulevard Macdonald (Paris, France)	11,210	9.9%	7.2
C & W (U.K.) LLP	Portman Square (London, UK)	5,150	9.1%	5.8
Morgan Lewis & Bockius LLP	Condor House (London, UK)	4,848	7.2%	6.5
PAREXEL International GmbH	Parexel (Berlin, Germany)	18,254	6.2%	15.0
Bigpoint GmbH	Drehbahn (Hamburg, Germany)	11,916	5.0%	1.9
Moelis & Co UK LLP	Condor House (London, UK)	3,366	4.9%	6.0
InterCityHotel GmbH	IC Berlin (Berlin, Germany)	8,457	3.1%	10.8
Baker Tilly GmbH & Co. KG	Valentinskamp (Hamburg, Germany)	6,933	2.9%	8.2
Total		89,946	76.0%	5.9
_____________________________

(1)	Based on contractual rentable area.
The following table presents gross book value, percentage of net operating income, or NOI, square meters and weighted average lease term concentration by country and type for our portfolio as of June 30, 2019 (dollars in thousands):

Country	Number of Properties	Gross Book Value(1)	Percentage of NOI(2)	Square Meters(3)	Weighted Average Lease Term (in years)
Office
Germany	6	$214,701	24%	68,005	7.9
United Kingdom	2	319,545	38%	21,758	6.4
France	4	305,565	34%	32,059	3.4
Subtotal	12	839,811	96%	121,822	5.7
Other Property Types
Germany(4)	2	37,570	4%	12,265	8.7
Total	14	$877,381	100%	134,087	5.9
_____________________________

(1)	Represents gross operating real estate and intangibles as of June 30, 2019.

(2)	Based on annualized NOI, for the quarter ended June 30, 2019 (refer to “Non-GAAP Financial Measures” for a description of this metric) for the 14 assets held as of June 30, 2019.

(3)	Based on contractual rentable area.

(4)	Other represents two hotel (net lease) assets in Germany.
Preferred Equity
In December 2018, in connection with the sale of Trianon Tower, we retained a $5.7 million (€5 million) equity interest in the form of preferred equity, with a 7% yield and five year maturity.
In May 2017, we partnered with a leading property developer in China to acquire a Class A office building in London United Kingdom with 22,557 square meters, 100% occupancy and a 5.9 year weighted average lease term to expiry. We invested approximately $33.3 million (£26.2 million) of preferred equity with a base yield of 8% plus equity participation rights.
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

Outlook and Recent Trends
Gross Domestic Product, or GDP, in the Eurozone and the European Union, or EU, grew by 0.2%1 during the second quarter. This compares to 0.4%1 and 0.5%1, respectively, during the first quarter. The slowdown was attributed to a combination of factors including uncertainty in trade agreements and continued softening of major European economies such as Germany, Italy, France and Spain. In July 2019, the International Monetary Fund, or IMF, maintained its 2019 GDP forecast for the Eurozone at 1.3%2.
In response to weakening economic indicators, the European Central Bank, or ECB, underlined the need for a highly accommodative stance on monetary policy for a sustained period of time. In June 2019, the ECB stated its intention to maintain interest rates at zero percent through the first half of 2020, or as long as necessary to ensure a continued, sustained convergence of inflation to 2.0%. As of July 2019, Eurozone inflation stood at 1.1%3, compared to 2.2%3 a year earlier. Unemployment continued to decline, reaching 7.5%4 in June 2019, the lowest level recorded in the Eurozone since July 2008.
U.K. economic growth remained subdued at 0.3%5 in the three months to May 2019. The impact of intensifying Brexit-related uncertainty on business investment and the perceived heightened risk of a hard Brexit following the recent election of Boris Johnson as the new Prime Minister continued to weigh on the U.K. economy. The IMF revised its U.K. GDP forecast up by 0.1%2 to 1.3%2 for 2019. On August 1, 2019, the Bank of England, or BoE, expressed concern regarding an elevated risk of a recession next year.
European commercial real estate investment volume totaled €120.3 billion6 in the first half of 2019, 19% below the same period in 2018. Office remained the most sought after asset class, representing approximately 40%6 of the first half 2019 transaction volume. Prime property yields in some asset classes and markets softened slightly but remain at or close to historically low levels, reflecting a significant premium to sovereign yields.
European office take-up declined 5%7 year over year in the second quarter of 2019. Despite supply shortages continuing to restrict occupier activity, there remains healthy levels of expansionary demand, with European net absorption outperforming the 10-year average by more than 30%7 in the second quarter. Vacancy continued to decline by 20 bps to 5.8%7 in the second quarter, the lowest level since 2002, fueling rental growth which stood at 5.9%7 year over year, well above the 10-year average of 2.7%7.
German real estate investment stood at €30.3 billion6 in the first half of 2019, 18% below the same period last year. Office remained the largest asset class, representing approximately 40%6 of total transaction volume. Vacancy across the top 6 German cities fell by a further 10 bps to 3.5%8 during the second quarter of 2019, supporting growth in prime rents which increased by 1.6%8.
Total U.K. investment volume stood at £21.2 billion6 in the first half of 2019, 36% below the same period last year, reflecting continued political uncertainty and more cautious investor sentiment. Central London office investment volume remained subdued totaling £4.9 billion9 in the first half of 2019. Take-up in Central London increased by 10%10 but remained below the 10-year average. Prime rents in the City and West End increased year over year by 5.1%10 and 2.4%10, respectively.
French investment volume was €13.5 billion6 in the first half of 2019, 1% increase from the same period last year. Office investment represented 73%6 of the total investment volume. The Paris occupational market remains robust with vacancy of 1.6%6.
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

1.	Eurostat GDP news release, July 31, 2019.

2.	IMF World Economic Outlook, July 2019.

3.	Eurostat Inflation news release, July 31, 2019.

4.	Eurostat Unemployment news release, July 31, 2019.

5.	Office for National Statistics, GDP monthly estimate, UK: May 2019.

6.	CBRE ERIX data as of June 30, 2019.

7.	JLL Office Property Clock Q2 2019.

8.	Savills Top-6 Office Markets, July 2019.

9.	Savills West End and City Investment Watch, July 2019.

10.	CBRE Central London Office MarketView Q2 2019.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2019 to June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Lease income	$16,499	$30,162	$(13,663)	(45)%
Interest income	1,554	706	848	120%
Other income	107	143	(36)	(25)%
Total revenues	18,160	31,011	(12,851)	(41)%
Expenses
Properties - operating expenses	3,557	6,930	(3,373)	(49)%
Interest expense	3,413	5,855	(2,442)	(42)%
Transaction costs	1,827	376	1,451	386%
Management fee, related party	3,848	4,223	(375)	(9)%
Other expenses	734	1,273	(539)	(42)%
General and administrative expenses	1,317	1,801	(484)	(27)%
Compensation expense	1,950	1,186	764	64%
Depreciation and amortization	5,908	11,976	(6,068)	(51)%
Total expenses	22,554	33,620	(11,066)	(33)%
Other income (loss)
Other gain (loss), net	14	3,531	(3,517)	(100)%
Extinguishment of debt	(476)	(1,441)	965	(67)%
Gain on sales, net	3,671	38,319	(34,648)	(90)%
Income (loss) before income tax benefit (expense)	(1,185)	37,800	(38,985)	(103)%
Income tax benefit (expense)	(249)	76	(325)	(428)%
Net income (loss)	$(1,434)	$37,876	$(39,310)	(104)%
Revenues
Lease Income
Lease income consists of rental revenue and tenant recoveries in our real estate equity segment. Lease income decreased $13.7 million, primarily due to the disposal of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 in our real estate equity segment.
Interest Income
Interest income relates to our preferred equity investments originated in December 2018 and May 2017 in our preferred equity segment and interests income on cash held interest bearing bank accounts in our corporate segment. Interest income increased due to additional interest income from the Trianon preferred equity investment in December 2018 in our preferred equity segment and the interest income from the cash held in connection with the sale of Trianon Tower in our corporate segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the three months ended June 30, 2019 predominantly reflects refunds for tenant improvements. Other income for the three months ended June 30, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $3.7 million due to the disposal of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 partially offset by a $0.3 million increase primarily due to one-off repairs and maintenance and certain utility expenses in our real estate equity segment.
Interest Expense
Interest expense decreased $2.4 million due to the repayments of certain mortgage notes in connection with the disposal of four properties during 2019 and the repayment of the SEB Portfolio - Preferred debt during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, and the margin reduction associated with the refinancing of the loan agreement related to the Trias France portfolio and Trias German portfolio in our real estate equity segment in the second half of 2018.
Transaction Costs
Transaction costs for the three months ended June 30, 2019 and 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee of our Board which was established in 2017 to work to evaluate opportunities to enhance stockholder value in our corporate segment and engaged financial and legal advisors to review strategic alternatives, including considering our potential sale or internalization of services in our corporate segment. The increase is due to the increased work by the Strategic Review Committee of our Board due to our strategic review in connection with the termination of the management contract and entering into the Merger Agreement (refer to “Related Party Arrangements” and “Recent Developments” below for more information).
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. The decrease in management fee, related party is due to the decrease in reported EPRA NAV as of March 31, 2019 compared to March 31, 2018 due to sales and a decrease in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $0.5 million is due to the internalization of certain third-party accounting, tax and asset management services which started in the first quarter of 2018 and continued throughout 2018.
General and Administrative Expenses
General and administrative expenses include external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses decreased $0.5 million due primarily to additional consulting fees relating to the implementation of a new accounting system in throughout 2018.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and market-based awards in our corporate segment. The increase for the three months ended June 30, 2019, is mainly due to amortization of the new awards issued during 2019.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposals of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, in our real estate equity segment.
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
The following table presents a summary of other gain (loss), net for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(375)	$—	$(375)	$(1,880)	$—	$(1,880)
Foreign currency forwards	—	(1,596)	(1,596)	—	7,566	7,566
Subtotal	(375)	(1,596)	(1,971)	(1,880)	7,566	5,686
Net cash (payments) receipts on derivatives	—	1,416	1,416	—	(2,631)	(2,631)
Foreign currency translations	358	211	569	354	122	476
Total other gain (loss), net	$(17)	$31	$14	$(1,526)	$5,057	$3,531

Extinguishment of Debt
Extinguishment of debt primarily represents the write-off of deferred financing costs associated with the repayment connected with the disposal of real estate assets. Three months ended June 30, 2019 relates to the disposal of Marly in June 2019 and the subsequent repayment of debt and the repayment of the SEB Portfolio - Preferred debt in April 2019 in our real estate equity segment. Three months ended June 30, 2018 relates to the disposal of the Maastoren property in May 2018 and the subsequent repayment of debt in our real estate equity segment.
Gain on Sales, net
Gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to gain on sales, net, in our real estate segment. Gain on sale, net for the three months ended June 30, 2019 relates to a $3.2 million gain on the sale of operating real estate, a $0.4 million gain related to adjustments from prior period disposals, net other gains and losses and a CTA gain of $0.1 million. Gain on sale, net for the three months ended June 30, 2018 relates to a $30.0 million gain on the sale of operating real estate, a $0.5 million gain related to adjustments from prior period disposals, net other gains and losses and a $7.8 million CTA gain.
Income Tax Benefit (Expense)
The income tax expense for the three months ended June 30, 2019 reflects a net expense of $0.2 million in our real estate equity segment. The income tax benefit for the three months ended June 30, 2018 reflects a net benefit of $0.1 million related to our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the preferred equity segment (Gresham Street) and real estate equity segment which comprises 14 properties (134,087 square meters) adjusted for currency movement and properties that were acquired or sold at any time during the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Store(4)
	Three Months Ended June 30,(1)		Increase (Decrease)
	2019	2018	Amount	%
Same Store Occupancy (end of period)	96%	97%
Same store
Rental income(2)	$13,136	$12,999	$137	1.1%
Escalation income	2,445	2,612	(167)
Lease income	15,581	15,611	(30)
Interest income	661	671	(10)
Other income	66	(36)	102
Total revenues	16,308	16,246	62	0.4%
Utilities	775	484	291
Real estate taxes and insurance	709	794	(85)
Management fees	231	246	(15)
Repairs and maintenance	1,029	910	119
Other(2)(3)	224	243	(19)
Properties - operating expenses	2,968	2,677	291	10.9%
Same store net operating income	$13,340	$13,569	$(229)	(1.7)%
_____________________________

(1)	The three months ended June 30, 2018 is translated using the average exchange rate for the three months ended June 30, 2019.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable value-added tax, or VAT, administrative costs and other non-reimbursable expenses.

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

Same Store
Same store rental income for the three months ended June 30, 2019 increased by $0.1 million, driven by indexation uplifts offset by partial vacancy in certain assets, including Marceau and Ludwigstrasse, and certain value enhancing leases, including a 10 year lease extension with Baker Tilly at Valentinskamp. Same store expense for the three months ended June 30, 2019 increased by $0.3 million due to one-off repairs and maintenance and certain utility expenses.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Store Reconciliation
	Three Months Ended June 30,
	2019	2018
Net income (loss)	$(1,434)	$37,876
Corporate segment net (income) loss(1)	8,156	2,355
(Gain) on sales, net	(3,671)	(38,319)
Other (income) loss(2)	10,507	22,521
Net operating income	13,558	24,433
Sale of real estate investments and other(3)	(218)	(10,864)
Same store net operating income	$13,340	$13,569
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs offset by the net gain on foreign currency derivatives.

(2)	Includes depreciation and amortization expense, loss on interest rate caps and other expenses in the real estate equity segment.

(3)
Primarily reflects the impact of net operating income of sold assets, interest income on the Trianon preferred equity investment and the foreign currency effect relating to the translation of the June 30, 2018 balances to the June 30, 2019 exchange rate.

Comparison of the Six Months Ended June 30, 2019 to June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Lease income	$33,583	$62,727	$(29,144)	(46)%
Interest income	3,165	1,435	1,730	121%
Other income	582	421	161	38%
Total revenues	37,330	64,583	(27,253)	(42)%
Expenses
Properties - operating expenses	6,463	13,732	(7,269)	(53)%
Interest expense	7,093	11,962	(4,869)	(41)%
Transaction costs	2,589	857	1,732	202%
Management fee, related party	7,736	8,380	(644)	(8)%
Other expenses	1,471	2,697	(1,226)	(45)%
General and administrative expenses	3,053	3,679	(626)	(17)%
Compensation expense	3,237	1,551	1,686	109%
Depreciation and amortization	11,821	23,627	(11,806)	(50)%
Total expenses	43,463	66,485	(23,022)	(35)%
Other income (loss)
Other gain (loss), net	(2,503)	529	(3,032)	(573)%
Extinguishment of debt	(670)	(1,441)	771	(54)%
Gain on sales, net	21,396	39,585	(18,189)	(46)%
Income (loss) before income tax benefit (expense)	12,090	36,771	(24,681)	(67)%
Income tax benefit (expense)	(2,401)	37	(2,438)	(6,589)%
Net income (loss)	$9,689	$36,808	$(27,119)	(74)%
Revenues
Lease Income
Lease income consists of rental revenue and tenant recoveries in our real estate equity segment. Lease income decreased $29.1 million, primarily due to the disposal of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 in our real estate equity segment.

Interest Income
Interest income relates to our preferred equity investments originated in December 2018 and May 2017 in our preferred equity segment and interests income on cash held interest bearing bank accounts in our corporate segment. Interest income increased due to additional interest income from the Trianon preferred equity investment in December 2018 in our preferred equity segment and the interest income from the cash held in connection with the sale of Trianon Tower in our corporate segment.
Other Income
Other income is principally related to insurance refunds and fees from vacating tenants in our real estate equity segment. Other income for the six months ended June 30, 2019 predominantly reflects refunds for tenant improvements. Other income for the six months ended June 30, 2018 predominantly reflects amounts received from vacating tenants for the demise of the premise.
Expenses
Properties - Operating Expenses
Properties - operating expenses decreased $7.3 million due to the disposal of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018 and an adjustment to utility accruals for assets sold in December 2018 in our real estate equity segment.
Interest Expense
Interest expense decreased $4.9 million due to the repayments of certain mortgage notes in connection with the disposal of four properties and the repayment of the SEB Portfolio - Preferred debt during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, and the margin reduction associated with the refinancing of the loan agreement related to the Trias France portfolio and Trias German portfolio in our real estate equity segment in the second half of 2018.
Transaction Costs
Transaction costs for the six months ended June 30, 2019 and 2018 were primarily related to costs associated with the continual work of the Strategic Review Committee of our Board which was established in 2017 to work to evaluate opportunities to enhance stockholder value in our corporate segment and engaged financial and legal advisors to review strategic alternatives, including considering our potential sale or internalization of services in our corporate segment. The increase is due to the increased work by the Strategic Review Committee of our Board due to our strategic review in connection with the termination of the management contract and entering into the Merger Agreement (refer to “Related Party Arrangements” and “Recent Developments” below for more information).
Management Fee, Related Party
Management fee, related party relates to the management fee incurred to our Manager in our corporate segment. The decrease in management fee, related party is due to the decrease in reported EPRA NAV as of December 31, 2018 and March 31, 2019 compared to December 31, 2017 and March 31, 2018 due to sales and a decrease in the Euro and U.K. Pound Sterling to U.S. dollar exchange rate (refer to “Related Party Arrangements” below for more information).
Other Expenses
Other expenses primarily represent third-party service provider fees such as asset management, accounting, tax, legal fees and other compliance related fees related to portfolio management of our real estate equity segment. The decrease of $1.2 million is due to the internalization of certain third-party accounting, tax and asset management services which started in the first quarter of 2018 and continued throughout 2018.
General and Administrative Expenses
General and administrative expenses include external and internal audit, legal fees, public company costs and other corporate expenses incurred in our corporate segment. General and administrative expenses decreased $0.6 million due primarily to additional consulting fees relating to the implementation of a new accounting system throughout 2018.
Compensation Expense
Compensation expense is comprised of non-cash amortization of time-based and market-based awards in our corporate segment. The increased for the six months ended June 30, 2019, is mainly due to amortization of the new awards issued during 2019.
Depreciation and Amortization
Depreciation and amortization expense decreased due to the disposals of four properties during 2019 and seven properties during 2018, including the Maastoren property in April 2018 and Trianon Tower in December 2018, in our real estate equity segment.

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
The following table presents a summary of other gain (loss), net for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019			2018
	Real Estate Equity	Corporate	Total	Real Estate Equity	Corporate	Total
Change in fair value: derivatives, at fair value
Interest rate caps	$(1,652)	$—	$(1,652)	$(1,999)	$—	$(1,999)
Foreign currency forwards	—	(1,477)	(1,477)	—	6,494	6,494
Subtotal	(1,652)	(1,477)	(3,129)	(1,999)	6,494	4,495
Net cash (payments) receipts on derivatives	—	2,562	2,562	—	(4,371)	(4,371)
Foreign currency translations	1,304	(3,240)	(1,936)	305	100	405
Total other gain (loss), net	$(348)	$(2,155)	$(2,503)	$(1,694)	$2,223	$529
Extinguishment of Debt
Extinguishment of debt primarily represents the write-off of deferred financing costs associated with the repayment connected with the disposal of real estate assets. Six months ended June 30, 2019 relates to the disposal of Marly in June 2019, Uhlandstrasse property in March 2019 and Werl property in February 2019 and the subsequent repayment of debt and the repayment of the SEB Portfolio - Preferred debt in April 2019 in our real estate equity segment. Six months ended June 30, 2018 relates to the disposal of the Maastoren property in May 2018 and the subsequent repayment of debt in our real estate equity segment.
Gain on Sales, net
Gain on sales, net is primarily related to the sales of operating real estate including the subsequent sale costs relating to prior period sales, receipt of escrow arrangements entered into for specific indemnification obligations in relation to prior period sales and the reclassification of the currency translation adjustment, or CTA, from a component of accumulated other comprehensive income, or OCI, to gain on sales, net, in our real estate segment. Gain on sale, net for the six months ended June 30, 2019 relates to a $21.3 million gain on the sale of operating real estate and a $1.2 million gain related to the release of escrow accounts and adjustments from prior period disposals, net other gains and losses offset by a CTA loss of $1.1 million. Gain on sale, net for the six months ended June 30, 2018 relates to a $30.0 million gain on the sale of operating real estate, a $1.5 million gain related to the release of escrow accounts and adjustments from prior period disposals, net other gains and losses and a $8.1 million CTA gain.
Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2019 reflects a net expense of $2.4 million including a $2.0 million capital gain tax related to our assets sold in our real estate equity segment. The income tax benefit for the six months ended June 30, 2018 reflects a net benefit of $0.1 million related to our real estate equity segment.

Same Store Analysis
The following table presents our same store analysis for the preferred equity segment (Gresham Street) and real estate equity segment which comprises 14 properties (134,087 square meters) adjusted for currency movement and to exclude the asset held for sale as of March 31, 2019 and properties that were acquired or sold at any time during the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Store(4)
	Six Months Ended June 30,(1)		Increase (Decrease)
	2019	2018	Amount	%
Same Store Occupancy (end of period)	96%	97%
Same store
Rental income(2)	$26,493	$26,449	$44	0.2%
Escalation income	5,014	4,802	212
Lease income	31,507	31,251	256
Interest income	1,343	1,345	(2)
Other income	130	99	31
Total revenues	32,980	32,695	285	0.9%
Utilities	1,464	1,010	454
Real estate taxes and insurance	1,417	1,366	51
Management fees	360	454	(94)
Repairs and maintenance	2,123	1,751	372
Other(2)(3)	429	448	(19)
Properties - operating expenses	5,793	5,029	764	15.2%
Same store net operating income	$27,187	$27,666	$(479)	(1.7)%
_____________________________

(1)	The six months ended June 30, 2018 is translated using the average exchange rate for the six months ended June 30, 2019.

(2)	Adjusted to exclude amortization of above/below market leases and ground leases.

(3)	Includes non-recoverable value-added tax, or VAT, administrative costs and other non-reimbursable expenses.

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

Same Store
Same store NOI for the six months ended June 30, 2019 decreased by $0.5 million, due to an increase in properties - operating expenses relating to one-off repairs and maintenance and certain utility expenses.

Reconciliation of Net Income to Same Store NOI
The following table presents a reconciliation from net income (loss) to same store net operating income for the real estate equity segment for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Same Store Reconciliation
	Six Months Ended June 30,
	2019	2018
Net income (loss)	$9,689	$36,808
Corporate segment net (income) loss(1)	17,432	11,883
(Gain) on sales, net	(21,396)	(39,585)
Other (income) loss(2)	23,011	42,317
Net operating income	28,736	51,423
Sale of real estate investments and other(3)	(1,549)	(23,757)
Same store net operating income	$27,187	$27,666
_____________________________

(1)	Includes management fees, general and administrative expense, compensation expense, corporate interest expense and corporate transaction costs offset by the net gain on foreign currency derivatives.

(2)	Includes depreciation and amortization expense, loss on interest rate caps and other expenses in the real estate equity segment.

(3)
Primarily reflects the impact of net operating income of sold assets, interest income on the Trianon preferred equity investment and the foreign currency effect relating to the translation of the June 30, 2018 balances to the June 30, 2019 exchange rate.

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
Our current primary liquidity needs are to fund:

•	our operating expenses and investment activities;

•	acquisitions of our target assets and related ongoing commitments;

•	capital improvements

•	distributions to our stockholders;

•	principal and interest payments on our borrowings; and

•	income tax liabilities of taxable REIT subsidiaries and we are subject to limitations as a REIT.
Our current primary sources of liquidity are:

•	cash flow generated from our investments, both from operations and return of capital

•	net proceeds from asset disposals;

•	financings secured by our assets such as mortgage notes, longer term senior and subordinate corporate capital; and

•	cash on hand.
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
In March 2018, our Board authorized the repurchase of up to $100 million of our outstanding common stock. The authorization expired in March 2019. For the six months ended June 30, 2019, we did not repurchase any shares of our common stock. For the six months ended June 30, 2018, we repurchased 5.1 million shares of our common stock for approximately $69.6 million. From authorization through March 2019, we repurchased 6.1 million shares of our common stock for approximately $83.4 million.
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
Cash Flows
The following presents a summary of our activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
Cash flow provided by (used in):	2019	2018
Operating activities	$(1,665)	$16,097
Investing activities	93,068	183,338
Financing activities	(148,776)	(212,287)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(6,030)	(842)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(63,403)	$(13,694)
Six Months Ended June 30, 2019 Compared to June 30, 2018
Net cash used in operating activities was $1.7 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $16.1 million for the six months ended June 30, 2018. The decrease was primarily due to sales and the timing of payments and collection of receivables.
Net cash provided by investing activities was $93.1 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $183.3 million for the six months ended June 30, 2018. Cash flow provided by investing activities for the six months ended June 30, 2019 was primarily due to proceeds from the sale of operating real estate of $93.7 million and net cash received from the settlement of foreign currency forwards of $4.4 million offset by and improvements of our operating real estate $3.2 million. Cash flow provided by investing activities for the for the six months ended June 30, 2018 was primarily due to proceeds from the sale of operating real estate $188.5 million offset by and improvements of our operating real estate of $8.2 million.
Net cash used in financing activities was $148.8 million for the six months ended June 30, 2019 compared to $212.3 million for the six months ended June 30, 2018. Cash flow used in financing activities for the six months ended June 30, 2019 was primarily due to repayment of mortgage and other notes payable of $132.5 million and dividend payments of $15.1 million. Cash flow used in financing activities for the six months ended June 30, 2018 was primarily due to repayment of mortgage and other notes payable of $122.1 million, retirement of shares of common stock of $69.4 million, and dividend payments of $16.2 million.
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
The Amendment provides that upon the Termination Date, the Company will be obligated to pay to the Manager a termination payment equal to (i) $70 million, minus (ii) the amount of any Incentive Fee (refer below) paid pursuant to the Amended and Restated Management Agreement. As of June 30, 2019, the termination fee that would be payable on the Termination Date was $64.5 million. No Incentive Fee will be payable to our Manager for any period following the Termination Date.
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
Term
The Amendment, as modified by Amendment No. 2, provides for the termination of the Amended and Restated Management Agreement upon the earlier of (i) the closing of NRE Change of Control and (ii) the completion of an internalization of the management of the Company within nine months of the later of (x) June 30, 2019, if on such date there is not in place a definitive agreement for an NRE Change of Control and (y) if on June 30, 2019 there is a definitive agreement for an NRE Change of Control, such date on which such agreement is terminated, if any, if no other definitive agreement for an NRE Change of Control is entered into within 30 days thereafter. Because the Merger will qualify as an NRE Change of Control under the Amended and Restated Management Agreement, upon the closing of the Merger, the Amended and Restated Management Agreement will automatically terminate in accordance with its terms.
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
For the three months ended June 30, 2019 and 2018, we incurred $3.9 million and $4.2 million, respectively, related to the base management fee. For the six months ended June 30, 2019 and 2018, we incurred $7.7 million and $8.4 million, respectively, related to the base management fee.
Incentive Fee
In addition to the base management fees, pursuant to the Amended and Restated Management Agreement, we are obligated to pay the Manager an incentive fee, if any, or the Incentive Fee, with respect to each measurement period equal to twenty percent (20%) of: (i) the excess of (a) our Total Stockholder Return (as defined in the Amended and Restated Management Agreement, which includes stock price appreciation and dividends received and is subject to a high watermark price established when a prior incentive fee is realized) for the relevant measurement period above (b) a 10% cumulative annual hurdle rate, multiplied by (ii) our Weighted Average Shares (as defined in the Amended and Restated Management Agreement) during the measurement period. The first measurement period for the incentive fee began January 1, 2018 (based on an initial price of $13.68) and ended on December 31, 2018 (at a price of $14.97) and subsequent measurement periods will begin on January 1 of the subsequent calendar year and end on December 31, of the applicable calendar year. Any future Incentive Fee will reduce the final termination payment payable to the Manager which, as of June 30, 2019, is $64.6 million and is payable on the Termination Date.
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
For the three months ended June 30, 2019 and 2018, the Manager allocated $0.2 million and $0.2 million, respectively, of Internalized Service Costs to us. For the six months ended June 30, 2019 and 2018, the Manager allocated $0.4 million and $0.5 million, respectively, of Internalized Service Costs to us.
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
Beginning with our 2018 annual stockholders’ meeting, the Manager has the right to nominate one individual to be included in the slate of nominees nominated by our board of directors for election at each annual meeting. In the third quarter 2019, for the 2019 annual stockholders’ meeting, the Manager will nominate one individual to our board of directors.

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
Manager Ownership of Common Stock
As of June 30, 2019, Colony Capital and its subsidiaries owned 5.6 million shares of our common stock, or approximately 11.2% of the total outstanding common stock.
Recent Developments
Dividends
On August 2, 2019, we declared a dividend of $0.15 per share of common stock. The common stock dividend is expected to be paid on August 23, 2019 to stockholders of record as of the close of business on August 19, 2019.
Credit Facility
On July 17, 2019, or Credit Facility Termination Date, we terminated the Credit Facility. As of such date, no amounts were drawn under the Credit Facility and no fees or penalties were incurred as a result of the termination, other than the payment of an immaterial accrued commitment fee. We voluntarily terminated the Credit Facility to eliminate the obligation to pay the commitment fee with respect to undrawn lender commitments thereunder.
Merger Agreement with AXA Investment Managers
In July 2019, we announced the Merger. The surviving entity of the Merger will not be a publicly-traded company and will become a direct wholly owned subsidiary of a fund managed by AXA Investment Managers. The Merger has been approved by our Board upon the recommendation of the Strategic Review Committee of our Board consisting solely of independent directors of the Company.
Under the terms of the Merger Agreement, upon the consummation of the Merger, each share of our common stock will be converted into the right to receive cash in U.S. dollars equal to the sum of $1.68 plus the U.S. dollar equivalent of €9.26 and £3.82, or the Per Share Consideration, without interest. We have entered into six-month forward contracts for the purchase of U.S. dollars for €482 million and £199 million, the approximate aggregate amount of the merger consideration denominated in euros and U.K. Pound Sterling. In connection with the closing of the Mergers, these forward contracts will be settled and the portion of the merger consideration denominated in euros and pound sterling will be paid to our security holders in U.S. dollars reflecting the final exchange rates received in settlement of the forward contracts (which may be at rates greater or less than the currently estimated exchange rates, depending on the closing date of the Mergers). To the extent that the closing occurs prior to the end of the settlement period on the forward contracts, these contracts will be settled at the time of closing. An early settlement, prior to January 6, 2020, may reduce the U.S. dollars per share received by stockholders due to a shorter duration of the hedge. We currently estimate a closing in approximately three months, which would result in stockholders receiving approximately $17.03 per share in U.S. dollars. The settlement amount would be determined by the movement in the forward points from the date of closing to the final settlement date at the end of the six month period. There may also be an adjustment to present value the hedge settlement amount if the closing occurs before January 6, 2020. The settlement of the forward contracts is not contingent upon the consummation of the Mergers. Therefore, even if the Mergers are not competed, the hedges pursuant to the forward contract will remain in place and we will be required to settle the forward contracts at maturity of the hedges, which may result in a loss or gain to us. AXA Investment Managers will finance the Mergers and the other transactions contemplated by the Merger Agreement through the arrangement of equity financing and our available cash at closing. The closing of the Mergers is not subject to any financing condition.
The Merger is expected to close in the fourth quarter of 2019, subject to, among other things, the receipt of approval of the Company’s stockholders.
In addition, conditional upon, immediately prior to and in connection with the Merger, Nighthawk Partnership Merger Sub LLC, or the Partnership Merger Sub, our wholly owned subsidiary formed solely for the purposes of facilitating the transaction contemplated by the Merger Agreement, will merge with and into the Operating Partnership, with the Operating Partnership as the surviving entity.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to CAD for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$(1,428)	$37,659	$9,633	$36,587
Noncontrolling interests	(6)	217	56	221

Adjustments:
Depreciation and amortization items(1)(2)	8,017	14,241	15,436	27,194
Other (gain) loss, net(3)(4)	1,402	(4,541)	5,065	(2,954)
(Gain) on sales, net	(3,671)	(38,319)	(21,396)	(39,585)
Transaction costs and other(5)(6)	2,303	2,288	5,229	2,767
CAD	$6,617	$11,545	$14,023	$24,230
_____________________________

(1)
Three months ended June 30, 2019 reflects an adjustment to exclude depreciation and amortization of $5.9 million, amortization expense of capitalized above/below market leases of $(0.3) million, amortization of deferred financing costs of $0.4 million and amortization of equity-based compensation of $2.0 million. Three months ended June 30, 2018 reflects an adjustment to exclude depreciation and amortization of $12.0 million, amortization expense of capitalized above/below market leases of $0.2 million, amortization of deferred financing costs of $0.9 million and amortization of equity-based compensation of $1.2 million.

(2)
Six months ended June 30, 2019 reflects an adjustment to exclude depreciation and amortization of $11.8 million, amortization expense of capitalized above/below market leases of $(0.5) million, amortization of deferred financing costs of $0.9 million and amortization of equity-based compensation of $3.2 million. Six months ended June 30, 2018 reflects an adjustment to exclude depreciation and amortization of $23.6 million, amortization expense of capitalized above/below market leases of $0.4 million, amortization of deferred financing costs of $1.6 million and amortization of equity-based compensation of $1.6 million.

(3)
Three months ended June 30, 2019 CAD includes a $1.4 million net gain related to the settlement of foreign currency derivatives. Three months ended June 30, 2018 CAD includes a $1.0 million net loss related to the settlement of foreign currency derivatives.

(4)
Six months ended June 30, 2019 CAD includes a $2.6 million net gain related to the settlement of foreign currency derivatives. Six months ended June 30, 2018 CAD includes a $2.4 million net loss related to the settlement of foreign currency derivatives.

(5)
Three months ended June 30, 2019 reflects an adjustment to exclude $1.8 million of transaction costs and $0.5 million related to extinguishment of debt. Three months ended June 30, 2018 reflects an adjustment to exclude $0.9 million of transaction costs and other one-time items and $1.4 million related to extinguishment of debt.

(6)
Six months ended June 30, 2019 reflects an adjustment to exclude $2.6 million of transaction costs, $0.7 million related to extinguishment of debt and $2.0 million of taxes related to sales. Six months ended June 30, 2018 reflects an adjustment to exclude $1.3 million of transaction costs and other one-time items and $1.4 million related to extinguishment of debt.

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

The following table presents a reconciliation of NOI of our real estate equity and preferred equity segments to property and other related revenues less property operating expenses for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease income	$16,499	$30,162	$33,583	$62,727
Other income	107	143	582	421
Total property and other income	16,606	30,305	34,165	63,148
Properties - operating expenses	3,557	6,930	6,463	13,732
Adjustments:
Interest income	761	706	1,538	1,435
Amortization and other items(1)(2)	(252)	352	(504)	572
NOI(3)	$13,558	$24,433	$28,736	$51,423
_____________________________

(1)
Three months ended June 30, 2019 primarily excludes $(0.3) million of amortization of above/below market leases. Three months ended June 30, 2018 primarily excludes $0.2 million of amortization of above/below market leases and $0.1 million of other one-time items.

(2)
Six months ended June 30, 2019 primarily excludes $(0.5) million of amortization of above/below market leases. Six months ended June 30, 2018 primarily excludes $0.4 million of amortization of above/below market leases and $0.1 million of other one-time items.

(3)
The following table presents a reconciliation of net income (loss) to NOI of our real estate equity and preferred equity segment for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(1,434)	$37,876	$9,689	$36,808
Remaining segments(i)	8,156	2,355	17,432	11,883
Real estate equity and preferred equity segment adjustments:
Interest expense	3,237	5,601	6,691	11,556
Other expenses	734	1,250	1,471	2,674
Depreciation and amortization	5,908	11,976	11,821	23,627
Other (gain) loss, net	17	1,526	348	1,694
Extinguishment of debt	476	1,441	670	1,441
Gain on sales, net	(3,671)	(38,319)	(21,396)	(39,585)
Income tax (benefit) expense	249	(76)	2,401	(37)
Other items	(114)	803	(391)	1,362
Total adjustments	6,836	(15,798)	1,615	2,732
NOI	$13,558	$24,433	$28,736	$51,423
_____________________________

(i)	Reflects the net (income) loss in our corporate segment to reconcile to net operating income.
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
Substantially all of our real estate investments are financed with non-recourse mortgage notes. We predominately use floating rate financing and we seek to generally mitigate the risk of interest rates rising through derivative instruments including interest rate caps. As of June 30, 2019, a hypothetical 100 basis point increase in GBP LIBOR and EURIBOR applied to our liabilities would result in a decrease in net income of approximately $3.9 million annually.
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
As of June 30, 2019, none of our derivatives qualified for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in other gain (loss), net in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable index. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.
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
The following chart represents the change in the Euro/U.S. dollar and U.K. Pounds Sterling/U.S. dollar exchange rate during the six months ended June 30, 2019 and 2018:

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
Based on our portfolio, a hypothetical 10% appreciation or depreciation in the applicable exchange rate to the U.S dollar, adjusting for our foreign currency forwards, applied to our assets and liabilities would result in an increase or decrease of stockholders’ equity of approximately $49.7 million, respectively. Such amount would be recorded in OCI. In addition, we enter into derivative instruments to manage foreign currency exposure of our operating income. A hypothetical 10% increase or decrease in applicable exchange rate to the U.S dollar applied to our assets and liabilities, adjusting for foreign currency forwards would result in an increase or decrease of net operating income adjusted for interest and other expenses of approximately $2.0 million annually, respectively.
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
During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

Risks Relating to the Proposed Merger with AXA Investment Managers
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on the Company and our stock price.
As described in the following risk factor, we could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, including either AXA Investment Managers or the Company terminates the Merger Agreement based on the Board, upon the recommendation of the Strategic Review Committee of the Board consisting solely of independent directors, making a change in its recommendation in favor of the Mergers, a termination payment of $31 million will be payable by the Company to AXA Investment Managers. There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering our obligation to make the termination payment. If triggered, such obligation will negatively impact our results of operations, financial condition and cash flows and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on the Company and our stock price.
The proposed Merger is subject to various closing conditions such as the approval of our stockholders and the clearance from the German Federal Cartel Office (to the extent described in the Merger Agreement), among other customary closing conditions. It is possible that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the current market price may reflect an assumption that the Merger will be consummated at the per share merger consideration specified in the Merger Agreement. Investor confidence could also decline. Further, we have expended, and continue to expend, significant management resources in an effort to complete the Merger. We also are, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact our results of operations. If the Merger is not completed, we will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our commercial counterparties, tenants, joint venture partners, or other parties with which we maintain business relationships as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Our management’s attention from our ongoing business operations may be disrupted due to the proposed Merger.
We have expended, and continue to expend, significant management resources in an effort to complete the Merger. Management’s attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in our efforts to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our commercial counterparties, tenants, joint venture partners or other parties, as well as our operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed Merger, risks relating to the impact of the announcement of the Merger on our business include the following:

•
our service providers may experience uncertainty about their business relationship with the us and their future roles, which might adversely affect our ability to retain key personnel and other service providers;

•
commercial counterparties, tenants, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
we have expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact our results of operations regardless of whether or not the Merger is consummated.

Further, the Merger Agreement restricts the Company from taking certain actions without AXA Investment Managers’ consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits or outside certain agreed circumstances, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.
In addition to the foregoing, the amount of the per share merger consideration to be paid in cash pursuant to the Merger Agreement is fixed and will not be increased for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operation or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. Therefore, the market value of our common stock may vary significantly from the value on the date the Merger Agreement was executed or at other later dates.
An adverse judgment in a lawsuit challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
There may be lawsuits filed challenging the Merger, which could, among other things, result in the Company incurring costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Further, an injunction could be issued, prohibiting the parties from completing the Mergers on the agreed-upon terms in the expected time frame, or may prevent it from being completed altogether. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of the Company’s business.
The Merger Agreement contains provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, or knowingly encourage or knowingly facilitate competing third-party proposals to acquire all or a significant part of the Company. In addition, as discussed above, under specified circumstances, including either AXA Investment Managers or the Company terminates the Merger Agreement based on the Board, upon the recommendation of the Strategic Review Committee of the Board consisting solely of independent directors, making a change in its recommendation in favor of the Mergers, a termination payment of $31 million will be payable by the Company to AXA Investment Managers.
These provisions could discourage a potential acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination payment that may become payable in certain circumstances.
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
2.1
Agreement and Plan of Merger, dated as of July 3, 2019, by and among CoRE PANEURO 2019 13 S.à.r.l., Nighthawk Merger Sub LLC, NorthStar Realty Europe Corp., NorthStar Realty Europe Limited Partnership and Nighthawk Partnership Merger Sub LLC. (incorporated by reference to Exhibit 2.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on July 8, 2019)

3.1		Articles of Amendment, dated August 3, 2018 (incorporated by reference to Exhibit 3.1 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
3.2		Amended and Restated Bylaws, effective as of August 3, 2018 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Europe’s Current Report on Form 8-K filed on August 6, 2018)
10.1	*	Transition Agreement, dated as of April 23, 2019, by and among CNI NRE Advisors, LLC, Colony Capital Operating Company LLC and NorthStar Realty Europe Corp.
10.2	*	Employee Transition Agreement, dated as of April 23, 2019, by and among CNI NRE Advisors, LLC, Colony Capital Operating Company LLC and NorthStar Realty Europe Corp.
10.3	*	Amendment No. 2, dated as of April 23, 2019 hereby amends the Amended and Restated Asset Management Agreement, between NorthStar Realty Europe Corp. and CNI NRE Advisors, LLC
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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
The following materials from the NorthStar Realty Europe Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

_____________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Europe Corp.
Date:	August 7, 2019	By:	/s/ MAHBOD NIA
Mahbod Nia
Chief Executive Officer and President

		By:	/s/ KEITH A. FELDMAN
Keith A. Feldman
Chief Financial Officer and Treasurer